Form 10-K
period 1994-01-31
KARCHER CARL ENTERPRISES INC
filed 1994-05-02
CIK 353718

- - --------------------------------------------------------------------------------
- - --------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K
                            ------------------------

[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
      SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED: JANUARY 31, 1994

                                       OR

[  ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
       THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE TRANSITION PERIOD FROM N/A TO N/A

                        COMMISSION FILE NUMBER: 0-10316

                         CARL KARCHER ENTERPRISES, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)
                            ------------------------

                  CALIFORNIA                                    95-2415578
       (STATE OR OTHER JURISDICTION OF                       (I.R.S. EMPLOYER
        INCORPORATION OR ORGANIZATION)                     IDENTIFICATION NO.)
         1200 NORTH HARBOR BOULEVARD
             ANAHEIM, CALIFORNIA                                  92801
   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                     (ZIP CODE)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (714) 774-5796

                            ------------------------

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:
                                      NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                                 TITLE OF CLASS

                           COMMON STOCK, NO PAR VALUE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X   No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.   X

     The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 31, 1994 was $154,587,772.

     The number of shares outstanding of each of the registrant's common stock, as of March 31, 1994 was 18,757,246.

                      DOCUMENTS INCORPORATED BY REFERENCE

                                                                                  PARTS IN WHICH
                                                                                    REFERENCED
                                                                                  --------------
Portions of the Company's Proxy Statement to be filed with the Commission               III
  within 120 days of January 31, 1994, prepared in connection with the Annual
  Meeting of Shareholders to be held in 1994
The Exhibit Index is located on Page E-1.

- - --------------------------------------------------------------------------------
- - --------------------------------------------------------------------------------

                         CARL KARCHER ENTERPRISES, INC.

                      INDEX TO ANNUAL REPORT ON FORM 10-K

                   FOR THE FISCAL YEAR ENDED JANUARY 31, 1994

                                            PART I
                                                                                           PAGE
                                                                                           ----
Item 1.    Business......................................................................    1
Item 2.    Properties....................................................................    7
Item 3.    Legal Proceedings.............................................................    8
Item 4.    Submission of Matters to a Vote of Security Holders...........................    8
                                            PART II
Item 5.    Market for the Company's Common Stock and Related Stockholder Matters.........    8
Item 6.    Selected Financial Data.......................................................    9
Item 7.    Management's Discussion and Analysis of Financial Condition and Results of
           Operations....................................................................    9
Item 8.    Financial Statements and Supplementary Data...................................   17
Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial
           Disclosure....................................................................   17
                                           PART III
Item 10.   Directors and Executive Officers of the Registrant............................   18
Item 11.   Executive Compensation........................................................   19
Item 12.   Security Ownership of Certain Beneficial Owners and Management................   19
Item 13.   Certain Relationships and Related Transactions................................   19
                                            PART IV
Item 14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K..............   20

                                     PART I

ITEM 1. BUSINESS

     Carl Karcher Enterprises, Inc. ("Enterprises" or the "Company"), is a California business begun in the mid-1950's that operates, franchises and licenses a quick-service restaurant chain under the name "Carl's Jr." Located primarily in the Western United States, the Carl's Jr. chain consisted of 648 restaurants as of January 31, 1994, of which 376 were operated by Enterprises, 255 were operated by its franchisees and 17 were operated by its international licensees.

     In January 1994, Enterprises acquired from Boston Chicken, Inc. ("BCI"), franchisors and operators of a fast-growing rotisserie-roasted chicken concept, the rights to develop, own and operate up to 300 Boston Chicken stores in Southern California and metropolitan Sacramento, the first of which is scheduled to open in the summer of 1994. In February 1994, Boston Pacific, Inc. ("Boston Pacific"), a California corporation, was formed by the Company to conduct these Boston Chicken operations. At the upcoming Annual Meeting, the shareholders of Enterprises will vote upon a proposed reincorporation transaction whereby Enterprises and Boston Pacific will become wholly-owned subsidiaries of CKE Restaurants, Inc. ("CKE Restaurants"), a Delaware holding company formed to provide overall strategic direction to both Enterprises and Boston Pacific. Since neither Boston Pacific nor CKE Restaurants were operating prior to January 31, 1994, the financial information in this report and the discussion and analysis herein relates solely to Enterprises, unless otherwise indicated.

RECENT DEVELOPMENTS

     The Company believes that it has two significant opportunities for growth. First, the Company has implemented an aggressive strategic program designed to increase restaurant sales and improve the cost structure of its Carl's Jr. restaurant operations. This program includes marketing and pricing strategies designed to improve consumer perceptions of value while at the same time maintaining the Carl's Jr. reputation for superior food, service and cleanliness. Second, the Company, through Boston Pacific, anticipates an accelerated development of its Boston Chicken stores by initially converting a number of selected Carl's Jr. restaurants.

                               STRATEGIC PROGRAM

     The Company recruited a new president and chief executive officer in December 1992. Recessionary economic conditions and a changing competitive environment had resulted in a decline in the frequency of visits by fast-food users at Carl's Jr. restaurants. With a team comprised of existing senior management and several new executives, the Company implemented a strategic program, which was based upon extensive analyses of Company operations and consumer research. The strategic program's three main elements are to increase restaurant sales by developing and implementing consumer-driven and research-based marketing programs, to aggressively improve the restaurant-level cost structure and to realign and invest in the organization and efficiency of its human resources.

     The program has yielded significant results to date. As part of its new marketing and advertising strategy, the Company has hired a new advertising agency to improve its advertising effectiveness and increased its spending on radio and television media. In addition, the Company has strengthened its consumer research and has recently introduced a simplified menu and a new pricing structure designed to promote consumer perceptions of quality and value. Through new labor-scheduling guidelines and enhanced technology, increased outsourcing and downsizing, and improved safety programs and incentives, the Company has also significantly reduced operating costs. As part of its organizational realignment, the management structure from the restaurant level through the regional vice president level has been streamlined, the headquarters organization has been restructured, and key personnel have been added to marketing and product development.

                            BOSTON CHICKEN AGREEMENT

     The Company's agreement with BCI is the largest area development agreement to date between BCI and a franchisee. Boston Pacific plans to open 60 Boston Chicken stores by the end of fiscal 1996 and at least 200 by January 1999. Boston Chicken stores specialize in complete meals featuring rotisserie-roasted chicken, fresh vegetables and other side dishes. Boston Chicken stores offer the convenience and value associated with fast food, and the quality and freshness associated with traditional home cooking. Management believes that the Boston Chicken store concept is well-suited to California consumer tastes. The agreement with BCI provides the Company with the opportunity to participate in one of the fastest-growing segments in the restaurant industry and to attract a consumer market segment that is distinct from Carl's Jr. restaurant customers.

CARL'S JR.

                               COMPANY OPERATIONS

  OVERVIEW

     The Company believes that it is one of the leaders in offering a wide variety of food in a quick-service restaurant with comfortable dining rooms and partial table service. The Company was among the first to offer self-service salad bars and all-you-can-drink beverage bars. The Carl's Jr. menu is relatively uniform throughout the chain and features several charbroiled hamburgers and chicken sandwiches, including the Famous Big Star, Western Bacon Cheeseburger(R) and Charbroiler Chicken Sandwiches(R). Other entrees include a fish sandwich, several baked potatoes and prepackaged salads. Side orders, such as french fries, onion rings and fried zucchini, are also offered. Most restaurants also have a breakfast menu including eggs, bacon, sausage, french toast dips, orange juice, the Sunrise Sandwich(R) and the Breakfast Burrito.

     The Company strives to maintain high standards in all materials used by its restaurants as well as the operations related to food preparation, service and cleanliness. Hamburgers and chicken sandwiches at Carl's Jr. restaurants are generally prepared or assembled after the customer has placed an order and served promptly. Hamburger patties and chicken breasts are charbroiled in a gas-fired double broiler that sears the meat on both sides. The meat is conveyed through the broiler automatically to maintain uniform heating and cooking time.

     Each Company-operated restaurant is operated by a manager who has received 13 to 17 weeks of management training. This training program involves a combination of classroom instruction and on-the-job training in specially designated training restaurants. Other restaurant employees are trained by the restaurant managers in accordance with Company guidelines. Restaurant managers are supervised by a district manager, responsible for eleven to fourteen restaurants. Approximately 30 district managers are under the supervision of four regional vice presidents, all of whom regularly inspect the operations in their respective districts and regions.

  COST-REDUCTION PROGRAM; ELIMINATION OF NON-ESSENTIAL OPERATIONS

     The Company's strategic program has focused on improving the restaurant-level cost structure in order to enhance margins and fund consumer-related investments, such as value pricing. Historically, the Company manufactured many of its food products as a means of insuring high quality standards. During fiscal year 1993, however, it was determined that overall food costs could be lowered by purchasing food products from third party suppliers without sacrificing these quality standards. Therefore, the Company initiated a program to lower food costs through the termination of its manufacturing operations. Sales of products to outside parties were also eliminated at this time.

     Through the elimination of non-essential operations and increased outsourcing to selected third parties, the Company reduced the cost of providing maintenance and repair services to its restaurants. In addition, the Company redefined its cash management activities and liquidated a substantial portion of its former investment portfolio, utilizing the proceeds to reduce overall bank debt.

  MARKETING

     Advertising has become increasingly important to the Company. Management believes that in order to successfully compete in today's quick-service environment, the Company must complement its strong reputation for product quality with a consumer perception of price value. In an effort to promote the quality and value concept, the Company will allocate more of its advertising budget to media spending. In April 1994, the Company initiated a broad-based marketing campaign to promote the Carl's Jr. concept as the same great food at lower everyday prices. The Company completed a review of its advertising efforts in fiscal 1994 and retained a new advertising agency, whose compensation is a combination of base remuneration plus incentives based on increases in Carl's Jr. restaurant sales. The initial savings in advertising agency fees that will result from this new arrangement will be reallocated to its budget for media advertisements, such as radio and television commercials. Several steps have also been taken to improve the Company's media advertising effectiveness. For instance, recent Carl's Jr. television commercials feature more contemporary castings and settings designed to appeal more to younger audiences. It is the Company's intention to continue to target these customers because they are the highest frequency fast-food users.

                       FRANCHISED AND LICENSED OPERATIONS

     The Company's franchise strategy is designed to further the development of the Carl's Jr. chain and reduce the total capital required of the Company for development of new restaurants. Franchise arrangements with franchisees, who operate in Arizona, California, Nevada, Oregon and Utah, generally provide for initial fees and continuing royalty payments to the Company based upon a percentage of sales. Additionally, franchisees may purchase food, paper and other supplies from the Company. Franchisees may also be obligated to remit lease payments for the use of Company-owned or leased restaurant facilities. Under the terms of these leases, they are required to pay related occupancy costs, which include maintenance, insurance and property taxes.

     The Company receives notes from franchisees in connection with the sales of Company-operated restaurants. Generally, these notes bear interest at 12.5%, mature in five to 15 years and are secured by an interest in the restaurant equipment sold.

     The Company's franchising philosophy is such that only candidates with appropriate experience are considered for the program. Specific net worth and liquidity requirements must also be satisfied. Absentee ownership is not permitted and franchise owners are encouraged to live within a one-hour drive of their restaurants. Area development agreements generally require franchisees to open a specified number of Carl's Jr. restaurants in a designated geographic area.

     In order to stimulate development of restaurants in underpenetrated markets, the Company initiated a conversion program during fiscal 1991 under which Company-operated restaurants were sold to franchisees. During fiscal 1993, the Company sold 33 of its greater San Francisco Bay Area restaurants to franchisees, substantially completing the conversion of this region. Two additional such sales occurred during fiscal 1994. In total, since program inception the Company has completed 70 such sales.

     In an effort to expand the Carl's Jr. presence internationally, the Company has entered into nine exclusive licensing agreements that allow licensees the use of the Carl's Jr. name and trademarks and provide for initial fees and continuing royalties based upon a percent of sales. As of January 31, 1994, there were 11 licensed restaurants in operation in Mexico, 2 licensed restaurants in operation in Japan and 4 licensed restaurants in operation in Malaysia. None of the Company's licensing agreements generated material royalties in the year ended January 31, 1994.

                              DISTRIBUTION CENTERS

     The Company operates a distribution center at its corporate headquarters in Anaheim, California and a smaller distribution facility in Manteca, California. Produce, frozen meat patties, dairy and other food and supply items, excluding bakery products, are distributed to Company-operated Carl's Jr. restaurants generally twice a week. Many of these products are sold to franchisees, and in some cases, to certain licensees. These distribution centers are subject to frequent inspection by representatives of the United States Department of Agriculture.

BOSTON CHICKEN

     In January 1994, the Company entered into a Development Agreement with BCI granting rights to the Company, as a franchisee of BCI, to develop and operate 200 Boston Chicken stores (with an option, at the Company's election, to develop 100 more stores, as discussed below) in three designated areas of California (the "Designated Markets"). The Designated Markets comprise a specified market area around Sacramento, the County of San Diego and nine counties in the Los Angeles area (including the counties of Los Angeles, Orange, Riverside, Santa Barbara and San Bernardino). Boston Pacific plans to achieve a rapid and cost-effective roll-out of Boston Chicken stores by first converting a number of Carl's Jr. restaurants. Of its first 50 Boston Chicken stores, Boston Pacific anticipates that between 10 and 15 will be converted Carl's Jr. restaurants. By converting these selected Carl's Jr. restaurants, management's strategy is designed to accelerate the development of Boston Chicken stores in the Designated Markets and to achieve a sales and profit shift to surrounding Carl's Jr. locations and eliminate certain underperforming Carl's Jr. restaurants. The Company does not currently anticipate converting any additional Carl's Jr. restaurants to Boston Chicken stores after the initial 10 to 15 conversions are completed.

     The Boston Chicken menu features rotisserie-roasted chicken, fresh-baked chicken pot pies, a variety of chicken sandwiches, chicken soup and fresh vegetables, salads and other side dishes, including mashed potatoes made from scratch, corn, stuffing and creamed spinach, as well as beverages and desserts. The signature menu item is chicken that is marinated and then slow-roasted in rotisserie ovens in full view of the customer. The Company believes that the Boston Chicken store formula has proven to be successful to date in other areas of the United States.

     The first Boston Chicken store was opened in Newton, Massachusetts in 1985. As of March 21, 1994, there were 257 Boston Chicken stores system-wide. By the end of 1994, BCI expects to have approximately 450 restaurants in operation system-wide. There can be no assurance that BCI or its area developers will be able to achieve this goal.

     The Company estimates that the initial investment for a Boston Chicken store currently is approximately $800,000. This estimate includes development and franchise fees, professional fees, deposits, leasehold improvements, furniture, fixtures, equipment, opening inventory and supplies, architectural and engineering fees, pre-opening costs, permit and impact fees, grand opening expenses, computer and software expenses, and initial working capital. This estimate does not include any land or additional costs which will depend on the location and the nature of the site. The actual cost depends on, among other factors, the size and location of the store, the type and quantity of equipment installed, the level of pre-opening expenditures, and the amount of improvements, less any applicable construction allowance. Costs of converting existing Carl's Jr. restaurants to Boston Chicken stores are estimated to be approximately $600,000 per restaurant.

                           AREA DEVELOPMENT AGREEMENT

     Pursuant to the Development Agreement, Boston Pacific is obligated and intends to develop and operate 200 Boston Chicken stores by January 15, 1999. The Development Agreement requires Boston Pacific to open a number of Boston Chicken stores in each Designated Market according to a specified schedule as of January 15 and July 15 of each year, commencing on January 15, 1995 and ending on January 15, 1999. Boston Pacific is obligated to open an aggregate of 20 Boston Chicken stores in the three Designated Markets by January 15, 1995, 60 by January 15, 1996, 110 by January 15, 1997, 160 by January 15, 1998 and 200 by
January 15, 1999. The Company anticipates that its first Boston Chicken store will open in the summer of 1994.

     In consideration of the rights granted to the Company by BCI under the Development Agreement, the Company paid Boston Chicken an initial fee of $1,000,000 ($5,000 per planned Boston Chicken store). The Company also paid to BCI a non-refundable deposit of $1,000,000, which will be applied as a credit of $5,000 towards the Company's obligation to pay $35,000 to BCI as an initial franchise fee upon the opening of each Boston Chicken store by the Company. Upon opening a Boston Chicken store, the Company is obligated to enter into a franchise agreement with BCI and pay BCI an annual royalty fee of 5% of the gross sales of that store.

     The Development Agreement generally prohibits the Company, or any affiliate, from engaging or having any interest in any business that competes with Boston Chicken stores. The operation of Carl's Jr. restaurants is expressly deemed not to be a business that competes with Boston Chicken stores so long as such restaurants do not offer rotisserie chicken or other products prepared in accordance with BCI's recipes or specifications.

     The Development Agreement can be terminated by BCI upon the occurrence of certain events that include, among others: (1) Boston Pacific's failure to comply with its scheduled development of Boston Chicken stores in the Designated Markets; (2) the Company's engaging in misconduct that adversely affects the reputation of Boston Chicken stores or the goodwill associated with the BCI trademarks; (3) the Company's violation of the prohibition on engaging in competitive businesses, described above; (4) the failure by the Company to comply with other provisions of the Development Agreement; and (5) the insolvency of the Company.

     The Company has an option, exercisable at least 12 months prior to the expiration of the initial development term on January 15, 1999 (or, if earlier, the date by which Boston Pacific has opened the required number of Boston Chicken stores in each Designated Market), to develop an additional 100 Boston Chicken stores in the Designated Markets. If the Company exercises this option, the Company and BCI will, at that time, determine the appropriate allocation of the additional 100 Boston Chicken stores among the Designated Markets and the appropriate time schedule for developing those restaurants. After the expiration of the term of the Development Agreement, BCI, or any third party to whom it grants development rights, will be entitled to develop Boston Chicken stores in the Designated Markets, subject to certain negotiation rights the Company has during the first 12 months after the expiration of such term.

                              FRANCHISE AGREEMENT

     The form of franchise agreement to be entered into between the Company and BCI upon the opening of each Boston Chicken store provides for a term of 15 years and also provides for payment of a $35,000 per store franchise fee (less the $5,000 deposit), a 5% royalty on gross sales (minus sales/service taxes, customer refunds and coupons, and the portion of employee meals not charged to the employee), a 2% national advertising fund contribution, 3.5% local advertising fund contribution, and a $10,000 grand opening expenditure. The agreement also permits, upon notice from BCI, an annual 0.25% increase in the local advertising fund requirement so long as the local advertising fund contribution does not exceed 5% of sales.

     The franchise agreement provides for an area of limited exclusivity surrounding each Boston Chicken store in which BCI may neither develop nor grant to others the right to develop additional Boston Chicken stores, except that BCI reserves the right to engage in special distribution arrangements and, in the event that the Company does not choose to develop them, to develop regional shopping mall sites and sites acquired by BCI from others and held for two years which meet the standards for a Boston Chicken store within the Company's designated territory. Specified territories in suburban locations are generally a one-mile radius surrounding the Boston Chicken store, while urban locations generally have a smaller (e.g., one-half mile) radius or a trade-area-specific designated territory.

     The franchise agreement requires that the stores be operated in accordance with the operating procedures and menu established by BCI. BCI will conduct regular inspections of the Company's Boston Chicken stores to determine whether the stores meet applicable quality, service and cleanliness standards, will work with Boston Pacific to improve substandard performance or any items of non-compliance revealed in the course of its inspection, and may terminate the franchise agreement if the Company does not comply with such standards.

     The Company has prepared the information herein concerning BCI from its own analyses and publicly available historical information regarding BCI. BCI has no responsibility for the Company's statements, estimates, projections, or disclosures concerning the Company's proposed Boston Chicken operations or the results or timing thereof.

SOURCES OF RAW MATERIALS

     The Company's ability to maintain consistent quality throughout the Carl's Jr. chain depends in part upon its ability to acquire and distribute food products, restaurant equipment, signs, fixtures and supplies from reliable sources in accordance with Company specifications. The Company, its franchisees and its licensees have not experienced any material shortages of these items which the Company purchases from numerous independent suppliers. Alternate sources of these items are generally available.

TRADEMARKS AND PATENTS

     The Company has registered trademarks and service marks which are of material importance to the Company's business, including the "Carl's Jr." name, the "Star" logo and proprietary names for a number of the Carl's Jr. menu items. "Boston Chicken" and the Boston Chicken logo are registered trademarks of BCI which may be utilized by the Company in accordance with applicable provisions of the Development Agreement and franchise agreements thereunder.

SEASONALITY

     The Company's Carl's Jr. business is moderately seasonal. Average restaurant sales are normally higher in the summer months than during the winter months.

WORKING CAPITAL PRACTICES

     Historically, current assets included marketable securities and restaurant property costs to be sold and leased back. Subsequent to January 25, 1993, as part of its strategic initiatives, the Company began liquidating a significant portion of its former investment portfolio, using the proceeds to repay its borrowings under the Company's revolving credit line. The sale/leaseback program is no longer emphasized, and thus existing inventories of restaurant property costs to be sold and leased back have been significantly reduced.

     The Company does not carry significant amounts of inventory, experience material returns of merchandise, or generally provide extended payment terms to its franchisees or licensees. Cash from operations, along with cash, cash equivalents and marketable securities on hand, should enable the Company to meet its financing requirements.

CUSTOMERS

     No material part of the Company's business is dependent upon a single customer or a few customers.

BACKLOG

     Backlog orders are not material to the Company's business.

GOVERNMENT CONTRACTS

     The Company has no material contracts with the United States government or any of its agencies.

COMPETITION

     Major chains, which have substantially greater financial resources than the Company, dominate the quick-service restaurant industry. Certain of these major chains have increasingly offered selected food items and combination meals, temporarily or permanently at discounted prices. A change in the pricing or other marketing strategies of one or more of these competitors could have an adverse impact on the Company's Carl's Jr. sales and earnings in affected markets.

     The Company believes that its particular emphasis on higher quality foods that appeal to a broad consumer base, allows the Company to compete effectively with significantly larger quick-service restaurant chains. Careful attention to dining accommodations, including periodic upgrading of existing facilities, also plays an important role.

RESEARCH AND DEVELOPMENT

     The Company maintains a test kitchen for its Carl's Jr. operations at its headquarters in which new products and production concepts are developed on an ongoing basis. While these efforts are critical to the Company, amounts expended for these activities are not considered material. There are no customer sponsored research and development activities.

ENVIRONMENTAL MATTERS

     Compliance with federal, state and local environmental provisions regulating the discharge of materials into the environment or otherwise relating to the protection of the environment did not have a material effect on capital expenditures, earnings or the competitive position of the Company in fiscal 1994. The Company cannot predict the effect on its operations from possible future legislation or regulation.

NUMBER OF EMPLOYEES

     The Company employs approximately 10,400 persons in its Carl's Jr. operations, of whom approximately 9,800 are hourly restaurant, distribution or clerical employees, and approximately 600 are managerial, salaried employees engaged in administrative and supervisory capacities. A majority of the hourly employees are employed on a part-time basis to provide service necessary during peak periods of restaurant operations.

     None of the Company's employees are currently covered by a collective bargaining agreement. The Company has never experienced a work stoppage attributable to labor disputes and believes its employee relations to be good.

     The Company is subject to the Fair Labor Standards Act, which governs such matters as minimum wage requirements, overtime and other working conditions. A large portion of the Company's food service personnel are paid at a minimum wage level and, accordingly, increases in the federal or state minimum wage affect the Company's labor costs. The California minimum wage is currently $4.25 and is equal to the established federal minimum wage.

ITEM 2. PROPERTIES.

     Most Carl's Jr. restaurants are freestanding, ranging in size from 2,500 to 4,000 square feet, with a seating capacity of 65 to 115 persons. Some restaurants are located in shopping malls and other in-line facilities. Currently, several building plan types are in use system-wide, depending upon operational needs. Most restaurants are constructed with drive-thru facilities.

     A majority of Company-operated restaurants are leased from others. The following table sets forth the type of real estate interest that the Company had in its Carl's Jr. restaurants in operation at January 31, 1994:

                      TYPE OF INTEREST
                      ----------------
                Lease land and building................................  338
                Lease land only (building owned).......................   23
                Own land and building..................................   15
                                                                         ---
                                                                         376
                                                                         ---
                                                                         ---

     The Company subleases certain sites to its franchisees and owns an additional 33 restaurant properties which are leased primarily to franchisees.

     The terms of the Company's leases or subleases generally range between three and 35 years and primarily expire through fiscal 2026. The expiration of these leases is not expected to have a material impact on the Company's operations in any particular year as the expiration dates are staggered over a number of years and many of the leases contain renewal options.

     Once a potential Carl's Jr. restaurant site is identified, the Company's real estate personnel either seek to negotiate with the owner to construct a restaurant to the Company's specifications and enter into a long-term lease of the premises, or the site is purchased. Spaces for restaurants in shopping malls and in-line buildings are typically leased and developed to the Company's specifications with the Company owning the leasehold improvements. The Company generally performs the construction management function while utilizing outside general contractors to construct its buildings.

     The following table summarizes the California regions in which the Company's Carl's Jr. restaurants are located:

                Los Angeles and Orange County..........................  264
                Sacramento.............................................   40
                San Diego..............................................   39
                Fresno.................................................   23
                Bakersfield............................................    9
                San Francisco..........................................    1
                                                                         ---
                                                                         376
                                                                         ---
                                                                         ---

     The Company's corporate headquarters and distribution center, located in Anaheim, California, are leased and occupy approximately 78,000 and 102,000 square feet, respectively. The Manteca, California distribution facility has 42,000 square feet and is owned by the Company.

ITEM 3. LEGAL PROCEEDINGS.

     The Company is involved in various lawsuits incidental to its business. Management does not believe that the outcome of such litigation will have a material adverse effect upon the operations or financial condition of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

                                    PART II

ITEM 5. MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS.

     As of April 25, 1994, shares of the Company's Common Stock were traded on the New York Stock Exchange under the symbol "CKR." Prior to that date, the Company's Common Stock was regularly quoted on the NASDAQ National Market System under the symbol "CARL." At January 31, 1994, there were approximately 2,600 record holders of the Company's Common Stock. The high and low closing prices, during each quarter, for the last two fiscal years were as follows:

                           QUARTER                         1ST      2ND     3RD      4TH
    -----------------------------------------------------  ----     ---     ----     ----
    Fiscal 1994
      High...............................................  $8 7/8   $8 5/8  $9 5/8   $14 1/4
      Low................................................  7 3/4    6 3/4   7 3/8    8 7/8
    Fiscal 1993
      High...............................................  10 1/4   8 3/8   10 7/8     11
      Low................................................  8 1/8    6 3/4   7 1/4    7 3/4

     During fiscal 1994 and 1993, the Company paid four consecutive quarterly dividends of $.02 per share of Common Stock, for a total of $.08 per share per year. The Company recently changed its dividend policy to provide for semi-annual payments of dividends.

ITEM 6. SELECTED FINANCIAL DATA.

     The information set forth below should be read in conjunction with the financial statements and related notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Form 10-K.

                            SELECTED FINANCIAL DATA

                  (DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)

                                                     FISCAL YEAR ENDED JANUARY 31,
                                      ------------------------------------------------------------
                                        1994         1993         1992         1991         1990
                                      --------     --------     --------     --------     --------
System-wide sales:
  Company-operated restaurants......  $381,733     $414,510     $466,198     $469,449     $468,329
  Franchised restaurants............   190,434      184,658      138,664      105,297       81,208
  Internationally licensed
     restaurants....................    18,780       17,451        9,535        4,082          903
                                      --------     --------     --------     --------     --------
     Total system-wide sales........  $590,947     $616,619     $614,397     $578,828     $550,440
                                      --------     --------     --------     --------     --------
                                      --------     --------     --------     --------     --------
Revenues(1).........................  $460,368     $502,632     $540,370     $527,580     $515,809
Income (loss) before cumulative
  effect of changes in accounting
  principles........................     4,433       (3,057)      13,038       13,036        5,551
Net income (loss)...................     3,665       (5,507)      13,038       13,036        5,551
Income (loss) per share before
  cumulative effect of changes in
  accounting principles.............       .24         (.17)         .72          .72          .30
Net income (loss) per share.........       .20         (.31)         .72          .72          .30
Cash dividends paid per common
  share.............................       .08          .08          .08          .08          .08
Total assets(1).....................   242,135      268,924      294,375      305,965      309,223
Long-term debt, including capital
  lease obligations.................    63,300       80,254      102,074      117,137      124,637
Shareholders' equity................  $ 92,076     $ 84,732     $ 89,679     $ 78,818     $ 66,632
Ratio of debt to equity(2)..........       0.9x         1.3x         1.5x         1.9x         2.3x
Number of restaurants at year end:
  Company-operated..................       376          379          414          424          454
  Franchised........................       255          244          196          149           86
  Internationally licensed..........        17           19           12            5            1
                                      --------     --------     --------     --------     --------
     Total system-wide
       restaurants..................       648          642          622          578          541
                                      --------     --------     --------     --------     --------
                                      --------     --------     --------     --------     --------

- - ---------------

(1) Prior year amounts have been reclassified to conform with the fiscal 1994 presentation.

(2) Debt, as defined in this computation, includes long-term debt, capital lease obligations and their related current portions.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The following discussion should be read in conjunction with the financial statements and related notes and "Selected Financial Data" included elsewhere in this Form 10-K.

OVERVIEW

     Net income for fiscal 1994, a 53-week reporting period, was $3.7 million, or $.20 per share, compared with a net loss in fiscal 1993, a 52-week reporting period, of $5.5 million, or ($.31) per share. Fiscal 1994 included a nonrecurring, pre-tax charge of $3.0 million related to an arbitration settlement for an alleged breach of contract involving an investor group which had been negotiating for the purchase of several existing Carl's Jr. restaurants. Fiscal 1993 included an $11.1 million pre-tax, nonrecurring charge related to the

Company's strategic initiatives, workforce reductions and certain lease subsidies (see Results of Operations -- General and Administrative Expenses) as well as a $5.1 million pre-tax charge resulting from a Company-commissioned independent actuarial valuation of the Company's self-insured workers' compensation reserve during that year. Excluding the effects of all of these charges, operating income increased $4.5 million, or 50.5%, to $13.5 million in fiscal 1994 from fiscal 1993.

     The key components of the Company's strategic program, which was largely initiated in January 1993 and aggressively pursued throughout fiscal 1994, were as follows:

          - To develop and implement new marketing programs that rely upon extensive consumer research and are designed to improve consumers' price/value perceptions and, in turn, improve restaurant sales trends. This effort included better coordination of consumer research with the product development and pricing process and a more contemporary, compelling advertising approach;

          - To improve the Company's restaurant-level margin and cost structure by, among other things, increasing restaurant labor productivity and decreasing repair and maintenance and other costs; and

          - To streamline and consolidate the Company's workforce, eliminate non-essential business activities and increase the organizational effectiveness of the Company.

     The aim of two of the components of this strategic program, improving the restaurant-level cost structure and streamlining the Company's workforce and eliminating non-essential business activities, was to reduce operating costs, primarily salaries and wages, by approximately $10 million during fiscal 1994.

     Although the full benefits of the strategic program have yet to be realized, implementation of this program allowed the Company to achieve the $10 million cost reduction goal, returning it to profitability and significantly increasing its operating earnings in fiscal 1994. In addition, ongoing test-marketing activities and consumer research have led to the development of a new value-pricing program and simplified menu that is currently being introduced throughout the Carl's Jr. system. A new advertising agency selected in December 1993 has been assisting the Company in its repositioning of the Carl's Jr. chain.

     The most significant evidence of the Company's progress in fiscal 1994 was the substantial reduction in the costs associated with operating its Carl's Jr. restaurants. Although the Company operated 11 fewer restaurants on a weighted-average basis in fiscal 1994 and same-store sales fell 6.5% from fiscal 1993, restaurant operating profits increased 25.8% to $65.2 million in fiscal 1994. The Company-restaurant operating profit margin increased in fiscal 1994 to 17.1% from 12.5% in fiscal 1993.

     The following table summarizes the improvement in Company-restaurant operating profits for fiscal years 1994, 1993 and 1992:

                                                       FISCAL YEAR ENDED JANUARY 31,
                                       -------------------------------------------------------------
                                             1994                  1993                  1992
                                       -----------------     -----------------     -----------------
                                        AMOUNT       %        AMOUNT       %        AMOUNT       %
                                       --------    -----     --------    -----     --------    -----
                                       (DOLLARS IN THOUSANDS)
Sales by Company-operated
  restaurants........................  $381,733    100.0%    $414,510    100.0%    $466,198    100.0%
                                       --------    -----     --------    -----     --------    -----
Operating costs and expenses:
  Food and packaging.................   115,444     30.2      127,148     30.7      150,351     32.2
  Payroll and other employee
     benefits........................   118,774     31.1      141,870     34.2      146,759     31.5
  Occupancy and other operating
     expenses........................    82,321     21.6       93,651     22.6      100,949     21.7
                                       --------    -----     --------    -----     --------    -----
     Total operating costs and
       expenses......................   316,539     82.9      362,669     87.5      398,059     85.4
                                       --------    -----     --------    -----     --------    -----
Company-restaurant operating profit
  margin.............................  $ 65,194     17.1%    $ 51,841     12.5%    $ 68,139     14.6%
                                       --------    -----     --------    -----     --------    -----
                                       --------    -----     --------    -----     --------    -----

     Major cost savings were achieved during fiscal 1994 in several areas. The Company reduced its direct labor costs in part through new labor-scheduling guidelines and enhanced restaurant-level technology, which were implemented during the second quarter of fiscal 1994. As a percentage of restaurant sales, these costs decreased to 19.9% in the fourth quarter of fiscal 1994 from 22.4% in the same prior year period. In addition, workers' compensation costs (exclusive of the $5.1 million charge related to the independent actuarial valuation commissioned in fiscal 1993) were reduced an additional $2.8 million largely through new safety programs and other awareness and incentive programs. Total repair and maintenance costs were reduced by $5.2 million, or 27.6%, through outsourcing and down-sizing. Further cost savings were achieved through the elimination of the Company's manufacturing operations and the outsourcing of products to third party suppliers.

     The total system-wide number of Carl's Jr. restaurants in operation during each of the years in the three-year period ended January 31, 1994 were as follows:

                                                    COMPANY     FRANCHISED     LICENSED     TOTAL
                                                    -------     ----------     --------     -----
    Balance at January 31, 1991...................    424           149            5         578
      New restaurant openings.....................     19            18            7          44
      Restaurants sold to franchisees.............    (32)           32           --          --
      Franchised restaurants returning to Company
         ownership................................      3            (3)          --          --
                                                                                  --
                                                    -------         ---                     -----
    Balance at January 31, 1992...................    414           196           12         622
      New restaurant openings.....................      7            14           12          33
      Restaurants sold to franchisees.............    (34)           34           --          --
      Closures....................................     (8)           --           (5)        (13)
                                                                                  --
                                                    -------         ---                     -----
    Balance at January 31, 1993...................    379           244           19         642
      New restaurant openings.....................      3            12            7          22
      Restaurants sold to franchisees.............     (2)            2           --          --
      Closures....................................     (4)           (3)          (9)        (16)
                                                                                  --
                                                    -------         ---                     -----
    Balance at January 31, 1994...................    376           255           17         648
                                                                                  --
                                                                                  --
                                                    -------         ---                     -----
                                                    -------         ---                     -----

     In January 1994, the Company acquired the rights to develop and operate up to 300 Boston Chicken stores in Southern California and metropolitan Sacramento. Boston Pacific, Inc. ("Boston Pacific") was formed in February 1994 to develop, own and operate these Boston Chicken stores. A reincorporation transaction in which the Company and Boston Pacific will become wholly-owned subsidiaries of a new holding company, CKE Restaurants, Inc. ("CKE Restaurants"), and the shareholders of the Company will become stockholders of CKE Restaurants, will be submitted for approval at the Company's upcoming Annual Meeting of shareholders. CKE Restaurants, as a successor to the Company, will provide overall strategic direction to Enterprises, which will continue to operate and franchise Carl's Jr. restaurants, and Boston Pacific, which will operate Boston Chicken stores. The Company's first Boston Chicken store is scheduled to open in the summer of 1994.

RESULTS OF OPERATIONS
                                    REVENUES

     The following table presents information regarding the components of the Company's revenues:

                                                        FISCAL YEAR ENDED JANUARY 31,
                                          ----------------------------------------------------------
                                                1994                 1993                 1992
                                          ----------------     ----------------     ----------------
                                           AMOUNT      %        AMOUNT      %        AMOUNT      %
                                          --------   -----     --------   -----     --------   -----
                                                            (DOLLARS IN THOUSANDS)
Revenues:
  Sales by Company-operated
     restaurants........................  $381,733    82.9%    $414,510    82.5%    $466,198    86.3%
  Revenues from franchised and licensed
     restaurants........................    78,635    17.1       75,262    15.0       60,025    11.1
  Revenue from other outside parties....        --      --       12,860     2.5       14,147     2.6
                                          --------   -----     --------   -----     --------   -----
                                          $460,368   100.0%    $502,632   100.0%    $540,370   100.0%
                                          --------   -----     --------   -----     --------   -----
                                          --------   -----     --------   -----     --------   -----

  COMPANY-OPERATED RESTAURANTS

     Sales by Company-operated restaurants fell 7.9% in fiscal 1994 to $381.7 million and 11.1% in fiscal 1993 to $414.5 million due to lower average sales per restaurant and fewer restaurants in operation in both fiscal 1994 and 1993. On a same-store basis, these sales, which are calculated using only restaurants open for the full two years being compared, declined 6.5% in fiscal 1994 to $366.2 million, following a 5.6% decrease during fiscal 1993 to $376.0 million from $398.1 million in fiscal 1992. The Company's restaurant sales were adversely affected in both fiscal 1994 and fiscal 1993 by aggressive promotions and price reductions by the Company's principal competitors, and the continued weakness in the California economy. During 1993, the major quick-service restaurant chains intensified their promotions of value-priced meals and continued to discount prices of selected menu items.

  FRANCHISED AND LICENSED RESTAURANTS

     Revenues from franchised and licensed restaurants in both fiscal 1994 and fiscal 1993 were mainly comprised of sales of food and supplies to franchisees, initial franchise fees, annual franchise royalties and rents and other occupancy-related amounts collected from many of the Company's franchisees. Overall, these revenues increased 4.5% to $78.6 million in fiscal 1994, following a 25.4% increase to $75.3 million in fiscal 1993. These changes were largely due to 21 and 63 more franchised restaurants in operation on a weighted-average basis in fiscal 1994 and fiscal 1993, respectively.

  OTHER OUTSIDE PARTIES

     Revenues from other outside parties were eliminated in fiscal 1993 in connection with the Company's strategy to focus on its core business of operating and franchising Carl's Jr. restaurants, and to eliminate non-essential lines of business such as its manufacturing and outside sales operations.

                          OPERATING COSTS AND EXPENSES

  COMPANY-OPERATED RESTAURANTS

     Company-operated restaurant costs decreased 12.7% to $316.5 million in fiscal 1994 due to several factors. First, the Company operated, on a weighted-average basis, 2.8% fewer restaurants in fiscal 1994. Second, Company initiatives led to a 3.1% reduction in payroll and other employee benefit expenses as a percentage of Company-operated restaurant sales and a 1.0% reduction in occupancy expenses as a percentage of these sales. These labor and payroll expense decreases were due in part to improved labor productivity related to the Company's strategic program. Also contributing to the improvement in Company-operated restaurant costs were decreases in food and packaging expenses of 9.2% and 15.4% in fiscal 1994 and fiscal 1993, respectively.

     Food and packaging costs as a percentage of Company-operated restaurant sales were 30.2%, 30.7% and 32.2% in fiscal years 1994, 1993 and 1992, respectively. The reductions in these costs from 1992 to 1993 were a result of the Company's outsourcing program initiated in fiscal 1993. The Company's decision to exit the manufacturing business was an initiative of the strategic program begun in fiscal 1993 and continued in fiscal 1994.

     As a percentage of sales by Company-operated restaurants, payroll and other employee benefits were 31.1%, 34.2% and 31.5% in fiscal years 1994, 1993 and 1992, respectively. Reductions in the direct labor component of payroll and other employee benefits over the past three years have been due to cost and productivity efficiencies, offset by an increase in workers' compensation costs in fiscal 1993. As a result of a study of claims and reserve levels by an independent actuary during fiscal 1993, the Company increased its workers' compensation reserve by $5.1 million in the fourth quarter of fiscal 1993. Management is encouraged by a drop in the incident rate of 41.2% in its workers' compensation claims during fiscal 1994.

     Occupancy and other operating expenses as a percentage of sales were 21.6%, 22.6% and 21.7% in fiscal years 1994, 1993 and 1992, respectively. With fewer restaurants in operation and reductions in repair and maintenance costs, occupancy and other costs have decreased, more than offsetting selected rent and other increases. In fiscal year 1993, however, these generally fixed costs increased as a percentage of sales due to the drop in Company-operated restaurant sales.

  FRANCHISED AND LICENSED RESTAURANTS

     Franchised and licensed restaurant costs are closely tied to franchise revenues. These costs increased 8.8% in fiscal 1994 to $73.6 million, following a 28.9% increase in fiscal 1993 to $67.6 million due primarily to the increase in the number of franchised restaurants. The margins on sales of food and supplies to franchisees declined over the past three years, particularly in fiscal 1994, as a result of the lowering of prices of food and other products supplied to franchisees. These prices were significantly reduced in fiscal 1993 following the outsourcing of the Company's manufacturing business in late fiscal 1993. Also contributing to the increases in these costs in both fiscal 1993 and fiscal 1994 were increases in occupancy costs associated with the leasing or subleasing of restaurants to franchisees.

  OTHER OUTSIDE PARTIES

     Costs associated with the revenues from other outside parties were eliminated in fiscal 1993 with the termination of this line of business in that year.

  ADVERTISING EXPENSES

     As a percentage of Company-operated restaurant sales, advertising expenses were 5.0%, 4.6% and 4.3%, in fiscal years 1994, 1993 and 1992, respectively. Advertising expenditures have become increasingly important in the current competitive environment and have therefore grown as a percentage of Company-operated restaurant sales over the past three years. As discussed in the Overview section above, a key component of the Company's strategic program is the enhancement of consumer research activities and a revamping of the Company's overall marketing strategy, aimed at more effectively promoting its high-quality menu items at competitive prices.

  GENERAL AND ADMINISTRATIVE EXPENSES

     Fiscal 1994 general and administrative expenses included a $1.7 million charge representing the net present value of future retirement benefits granted to Carl N. Karcher in October 1993. Fiscal 1993 general and administrative expenses included an $11.1 million restructuring charge related primarily to the Company's strategic initiatives described in the Overview section above.

     Excluding the effects of these nonrecurring charges, general and administrative expenses amounted to $36.0 million, $36.6 million and $36.2 million in fiscal years 1994, 1993 and 1992, respectively, which represented 7.8%, 7.3% and 6.7% of total revenues in those years. These costs are not solely related to fluctuations in sales volumes as a substantial portion of these expenses are compensation and benefits for management and administrative personnel.

     The Company's strategic program generated a net savings in general and administrative expenses of approximately $2.4 million in fiscal 1994. These savings were largely offset by selected additions to management in the areas of strategic planning, information systems and marketing.

     There have been no material changes to the strategic measures and other restructuring activities contemplated by the fiscal 1993 restructuring charge or the costs associated with these measures. The components of this $11.1 million charge were as follows:

     Corporate Severance and Outplacement Costs -- Severance and outplacement costs related to the termination of 53 corporate employees in January 1993 amounted to $1.9 million, including an $843,000 noncash charge arising from the extension and remeasurement of stock options granted to former key management personnel. These terminated employees were identified and the termination plan was approved by the Company's Board of Directors on January 20, 1993. Substantially all of these required severance and outplacement payments were made in fiscal 1994.

     Lease Subsidies -- In prior years, the Company initiated restructuring programs to dispose of or franchise its Arizona and Texas operations. As of January 31, 1994 and 1993, $11.5 million and $12.6 million was accrued for these reserves, respectively. These balances were mainly comprised of estimated losses on equipment and estimated lease subsidies. The lease subsidy component of the restructuring charges represents the net present value of the excess of future lease payments over estimated sublease income. The remaining unamortized discount to present value of these lease subsidies at January 31, 1994 was $9.5 million and will be amortized to operations over the remaining sublease terms, which range up to 22 years. The carrying value of the related equipment represents the net realizable value of these assets as of January 31, 1994 and 1993. The estimate of certain Arizona lease subsidies (to be paid over the remaining lease terms ranging from one to 17 years) was increased $4.9 million as part of the fiscal 1993 restructuring charge because the Company reduced its sublease rental income projections associated with these restaurants. These projections are based entirely upon the restaurant sales of the franchisees, which have been declining as a result of the continued softness in the Arizona economy.

     Store Closures -- A total of $2.3 million of estimated equipment losses and appropriate lease subsidies was recognized related to the closure of certain underperforming restaurants, which should be completed in fiscal 1995. The equipment cannot be used in the Company's operations any longer and provides no future utility to the Company.

     Elimination of Manufacturing Operations -- The elimination of the Company's manufacturing operations, which was largely completed during fiscal 1993, included losses on the disposition of the equipment previously used in that operation and severance costs related to the termination of 232 manufacturing employees, and required a $2.0 million charge in fiscal 1993.

  ARBITRATION SETTLEMENT

     As discussed in the Overview section above, in fiscal 1994 the Company incurred a $3.0 million charge in connection with the settlement of an arbitration proceeding.

  INTEREST EXPENSE

     Lower average debt levels throughout fiscal 1994 and fiscal 1993 resulted in a $3.2 million, or 23.8%, decrease in interest expense in fiscal 1994 and a $3.1 million, or 18.4% decrease in fiscal 1993. Declining interest rates in fiscal 1993 also contributed to the decrease in that year.

  OTHER INCOME, NET

     Other income, net, decreased 54.8% in fiscal 1994 to $6.1 million and 12.5% in fiscal 1993 to $13.6 million. The fiscal 1994 decrease was due largely to a decrease in investment income resulting from the redefining of the Company's cash management activities in connection with its strategic program (see Financial Condition -- Overview). The fiscal 1993 decrease was mainly due to fewer gains on sales of restaurants as compared with fiscal 1992.

  CHANGES IN ACCOUNTING PRINCIPLES

      Effective as of the beginning of fiscal 1994, the Company recognized a $768,000 cumulative effect charge, net of a $512,000 tax benefit, related to a change in the method used to discount the Company's estimated workers' compensation liability (see Note 9). Effective as of the beginning of fiscal 1993, the Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." The cumulative effect of this change in accounting principle resulted in a $2.4 million charge to operations and is described further in Note 16.

FINANCIAL CONDITION
                                    OVERVIEW

     The Company's current ratio was 1.0 and 1.1 as of January 31, 1994 and 1993, respectively, reflecting the cash-intensive nature of the quick-service restaurant industry.

     As of January 31, 1994, total cash available to the Company was $26.1 million, which included $13.6 million of idle cash invested in money market funds (a cash equivalent) and short-term marketable securities. As part of its strategic program, the Company redefined its cash management function and liquidated a substantial portion of its former investment portfolio during fiscal 1994. The securities on hand as of January 31, 1994 consisted primarily of holdings in investment-grade money market funds, government debt, preferred stock and mutual funds and were invested in accordance with the Company's new investment policy. This new policy is designed to maintain a diversified, highly liquid portfolio with minimal interest rate risk which will generally not include margined securities.

     Restaurant property costs to be sold and leased back were largely reclassified to property and equipment in fiscal 1994 as management no longer intends to actively pursue this means of financing new Company-operated restaurants.

     Prior to the refocusing of the Company's investing activities, the Company maintained a long-term investment portfolio, which was comprised of preferred stocks, debt and other securities valued individually at cost and written down when a decline in market value was deemed other than temporary. Long-term investments were reclassified to current marketable securities prior to the sale of such a security, which occurred primarily in connection with redemptions and tender offers made by the issuers of the securities or when the Company's long-term price objectives had been achieved.

     As of January 31, 1994, the other current assets caption in the accompanying balance sheets included $6.8 million of additional investment securities which were held in trust by the State of California as of that date in connection with the Company's self-insured workers' compensation program. Proceeds from the liquidation of the former investment portfolio were used to purchase these securities. The State requires the Company to secure its potential workers' compensation claims each year by providing a prescribed amount either through one or more standby letters of credit or an equivalent amount of cash or investment securities. The requirement for the upcoming period beginning May 1, 1994 was decreased to $12.1 million from $14.7 million and the Company recently obtained from its bank a standby letter of credit for this entire amount. Accordingly, the $6.8 million of investment securities on deposit with the State as of January 31, 1994 was returned to the Company in April 1994.

     The remaining proceeds from the liquidation of the former investment portfolio were largely used to repay the Company's $18.1 million revolving credit line borrowings and $2.4 million of obligations secured by marketable securities during fiscal 1994. This reduction of current liabilities was partially offset by a $3.9 million reclassification of bank debt in recognition of certain upcoming fiscal 1995 maturity dates.

     As of January 31, 1994, the Company was not in compliance with certain of the covenants governing its revolving credit line, the $6.4 million term loan maturing in December 1994, and both of the standby letters of credit expiring in April 1994 related to the Company's workers' compensation program. In March 1994, the Company negotiated with its bank to provide a $15.0 million credit line through June 1995 under which $12.1 million will be committed to a single standby letter of credit to satisfy the State's current requirement related to the Company's workers' compensation program. This renegotiation resulted in the elimination of one of the previously issued standby letters of credit, thereby curing any of its related covenant violations. In addition, a waiver of the requirements of the remaining covenant violations was received and more favorable covenants were negotiated in their place that will apply to future measurement periods.

     Long-term debt decreased $14.3 million in fiscal 1994 largely as a result of $11.5 million of principal payments ($1.7 million of which was from the proceeds from the liquidation of the former investment portfolio) and the $3.9 million reclassification of bank debt to current portion of long-term debt. Further prepayment of long-term debt is not anticipated as the Company's remaining debt agreements require sizable prepayment penalties.

                        LIQUIDITY AND CAPITAL RESOURCES

     The need for capital arises, principally, for the construction and remodeling of Carl's Jr. restaurants, the payment of lease obligations, the repayment of debt and, beginning in fiscal 1995, the development of Boston Chicken stores. During fiscal 1994, the Company's working capital needs and other capital requirements were financed primarily through internally generated funds.

     Cash flows from operating activities have generally consisted of net income or loss, adjusted for certain noncash revenues and expenses, including depreciation, amortization, restructuring charges, other nonrecurring charges and deferred taxes, as well as changes in certain current asset and liability accounts. Net cash provided by operating activities increased $3.5 million to $27.7 million in fiscal 1994, largely as a result of improved operating results for the year. Lower operating earnings in fiscal 1993 as compared with fiscal 1992 led to a $9.0 million decrease in net cash provided by operating earnings in that year.

     During fiscal 1994, $9.5 million of net cash was provided by investing activities, which consisted primarily of $30.2 million of proceeds from the liquidation of the Company's former investment portfolio and $4.8 million of notes receivable collections, offset by $13.9 million of purchases of property and equipment and the reinvestment of $12.7 million of idle cash in accordance with the Company's new investment policy. During fiscal 1993, $3.8 million of net cash was provided by investing activities, which was due to the Company's sale/leaseback program, which generated $4.7 million of net cash, collections of notes receivable totaling $3.6 million, the Company's former investment portfolio yielding $2.7 million of net cash and the sales of certain Company-operated restaurants, which generated $2.1 million of cash. Purchases of property and equipment totaling $9.3 million in fiscal 1993 partially offset these inflows.

     Net cash used in financing activities amounted to $31.7 million and $27.5 million in fiscal 1994 and fiscal 1993, respectively. The Company's net $18.1 million revolving credit line borrowings were repaid in fiscal 1994, and the repayment of long-term debt totaled $11.5 million in that year. Fiscal 1993 included $19.9 million of long-term debt repayments. Cash was also paid in both fiscal 1994 and fiscal 1993 principally for the repayment of obligations due brokers, which were paid in full in fiscal 1994, the repayment of capital lease obligations and dividends.

     New Carl's Jr. restaurant openings have been slowed while management focuses on improving the sales and operating profits of its existing restaurants. A total of six new Carl's Jr. restaurants are planned for the coming fiscal year.

     Under the terms of its development agreement with Boston Chicken, Inc., the Company is obligated to open an aggregate of 200 Boston Chicken Stores in designated markets by January 15, 1999. In order to comply with this development agreement, the Company will be required to develop 40 to 50 Boston Chicken stores per year over the next five years. The Company also has the option to develop 100 additional Boston Chicken stores in the markets designated in the development agreement, the appropriate time schedule for which will be determined upon exercise of this option.

     Of the first 50 Boston Chicken stores, the Company anticipates that it will convert approximately 10 to 15 Carl's Jr. restaurants to Boston Chicken stores. By converting these selected Carl's Jr. restaurants, management's strategy is designed to accelerate the development of Boston Chicken stores and achieve a sales and profit shift to surrounding Carl's Jr. locations and eliminate certain underperforming Carl's Jr. restaurants. The Company does not currently anticipate converting any additional Carl's Jr. restaurants to Boston Chicken stores after the initial 10 to 15 conversions are completed.

     The Company estimates that the initial costs associated with the opening of each new Boston Chicken store will be approximately $800,000. This estimate includes, among other things, leasehold improvements, equipment, opening inventory and supplies, and initial working capital. This estimate does not include any land or additional costs which may be necessary, depending on the location and the nature of each individual site. The costs of converting existing Carl's Jr. restaurants to Boston Chicken stores are estimated to be approximately $600,000 per conversion.

     A shelf registration statement has been filed by CKE Restaurants (which assumes the reincorporation proposal described in the Overview section is completed) covering up to $75 million of debt, convertible debt or preferred stock. The Company is also currently negotiating with its bank to increase the amount available under its credit facility.

     The Company believes that the cash generated from its operations, along with the $26.1 million of cash, cash equivalents and short-term marketable securities on hand as of January 31, 1994, the $6.8 million of investment securities recently returned to the Company from the State, and a combination of proceeds from possible offerings under the shelf registration statement and additional borrowings from banks or other financial institutions will provide the Company the funds necessary to meet all of its obligations, including the payment of maturing indebtedness and the development of Carl's Jr. restaurants and Boston Chicken stores.

                              IMPACT OF INFLATION

     Management recognizes that inflation has an impact on food, construction, labor and benefit costs, all of which can significantly affect Company operations. High interest rates can negatively affect lease payments for new restaurants, as well. Historically, the Company has been able to offset the effects of inflation through periodic price increases. However, given the competitive pressures within the quick-service restaurant industry and the recessionary environment, management has emphasized cost controls rather than price increases during fiscal 1994.

NEW ACCOUNTING PRONOUNCEMENTS

     The adoption of Statements of Financial Accounting Standards Nos. 112 and 114, "Employers' Accounting for Postemployment Benefits" and "Accounting by Creditors for Impairment of a Loan," respectively, are not expected to have a material effect on the results of operations or financial condition of the Company.

     The Company is required to adopt Statement of Financial Accounting Standards No. 115 ("SFAS 115"), "Accounting for Certain Investments in Debt and Equity Securities," as of February 1, 1994. SFAS 115 requires the inclusion in income or shareholders' equity of unrealized gains and losses resulting from the fair value accounting of investments in debt and equity securities except for debt securities intended to be held to maturity. The adoption of SFAS 115 is not expected to have a material effect on the Company's financial statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     See the Index included at "Item 14. Exhibits, Financial Statement Schedules, and Reports of Form 8-K."

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The information appearing in the "Information Concerning Nominees" section of the Company's Proxy Statement prepared in connection with the Annual Meeting of Shareholders to be held in 1994, to be filed with the Commission within 120 days of January 31, 1994, is hereby incorporated by reference. The executive officers of the Company and Boston Pacific are listed below.

       NAME           AGE                             POSITION(S)
- - -------------------   ---    --------------------------------------------------------------
Donald E. Doyle       47     President and Chief Executive Officer of the Company
Rory J. Murphy        46     Senior Vice President, Operations of the Company
Loren C. Pannier      52     Senior Vice President, Chief Financial Officer of the Company
Kerry W. Coin         46     Senior Vice President and General Manager of Boston Pacific
Laurie A. Ball        35     Vice President, Controller of the Company
Richard C. Celio      43     Vice President, General Counsel of the Company
Karen B. Eadon        40     Vice President, Marketing of the Company
James D. Mizes        38     Vice President, Operations of Boston Pacific
Roger D. Shively      46     Vice President, Human Resources of the Company

     Donald E. Doyle became a Director, President and Chief Executive Officer of the Company in December 1992. Prior to that time, he served as President and Chief Executive Officer of the Greater Louisville Economic Development Partnership. Mr. Doyle was employed by Kentucky Fried Chicken Corporation from 1973 until 1988 in several capacities, including, between 1984 and 1988, President of KFC-USA, the principal operating company for Kentucky Fried Chicken company-owned and franchised restaurants.

     Rory J. Murphy has been the Senior Vice President, Operations, of the Company for the past two years. He has been employed by the Company in various positions for 15 years.

     Loren C. Pannier has been the Senior Vice President and Chief Financial Officer of the Company for the past 13 years and has been employed by the Company for 22 years.

     Kerry W. Coin became Senior Vice President and General Manager of Boston Pacific in February 1994. Mr. Coin joined the Company as Vice President, Strategic Development in February 1993. Prior to joining the Company, he was a principal with A. T. Kearney Inc., a nationally recognized business consulting firm, for five years. While at A. T. Kearney, he was the project leader for two major consulting assignments at the Company.

     Laurie A. Ball became Vice President, Controller in January 1993, and has been employed by the Company in various positions for more than the past six years.

     Richard C. Celio joined the Company as Vice President, General Counsel in January 1989. Prior to joining the Company, he was an attorney at law and partner of the law firm of Holden, Fergus & Celio for seven years, a firm which provided various legal services, and acted as General Counsel for the Company.

     Karen B. Eadon joined the Company as Vice President, Marketing in April 1993. Prior to joining the Company, she was employed at Taco Bell Corporation for eight years, where she held various positions in advertising, product development and most recently as Vice President of Operations Services.

     James D. Mizes joined Boston Pacific as Vice President, Operations in March 1994. Prior to joining Boston Pacific, he was employed at Taco Bell Corporation for six years, where he held various positions in operations, and most recently was Vice President of Operations Services.

     Roger D. Shively joined the Company as Vice President, Human Resources in August 1991. Prior to joining the Company, Mr. Shively was employed by Denny's, Inc. for more than seven years in several capacities, including Vice President, Human Resources.

ITEM 11. EXECUTIVE COMPENSATION.

     The information appearing in the "Executive Compensation," "Summary Compensation Table," "Option Grants in Last Fiscal Year," "Aggregate Option Exercises in Fiscal 1994 and Fiscal 1994 Year-End Option Values," "Employment Agreements," "Incentive Compensation Plan," "Transactions with Officers and Directors," "Key Employee Stock Option Plan" and "1993 Employee Stock Incentive Plan" sections of the Company's Proxy Statement prepared in connection with the Annual Meeting of Shareholders to be held in 1994, to be filed with the Commission within 120 days of January 31, 1994, is hereby incorporated by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The information appearing in the "Ownership of the Company's Securities" section of the Company's Proxy Statement prepared in connection with the Annual Meeting of Shareholders to be held in 1994, to be filed with the Commission within 120 days of January 31, 1994, is hereby incorporated by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information appearing in the "Transactions with Officers and Directors" section of the Company's Proxy Statement prepared in connection with the Annual Meeting of Shareholders to be held in 1994, to be filed with the Commission within 120 days of January 31, 1994, is hereby incorporated by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

                                                                                        PAGE
    (A)(1)                        INDEX TO FINANCIAL STATEMENTS:                       NUMBER
                                                                                       ------
             Independent Auditors' Report............................................   F-1
             Balance Sheets -- as of January 31, 1994 and 1993.......................   F-2
             Statements of Operations -- for the years ended January 31, 1994, 1993
             and 1992................................................................   F-3
             Statements of Shareholders' Equity -- for the years ended January 31,
             1994, 1993
             and 1992................................................................   F-4
             Statements of Cash Flows -- for the years ended January 31, 1994, 1993
             and 1992................................................................   F-5
             Notes to Financial Statements...........................................   F-6
    (A)(2)   INDEX TO FINANCIAL STATEMENT SCHEDULES:
             Schedule I -- Marketable Securities.....................................   S-1
             Schedule II -- Amounts Receivable from Related Parties..................   S-2
             Schedule V -- Property and Equipment....................................   S-3
             Schedule VI -- Accumulated Depreciation and Amortization of Property
             and Equipment...........................................................   S-4
             Schedule IX -- Short-term Borrowings....................................   S-5
             Schedule X -- Supplementary Income Statement Information................   S-6
             All other schedules are omitted since the required information is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the financial statements and notes hereto.
    (A)(3)   EXHIBITS:
             An "Exhibit Index" has been filed as a part of this Form 10-K beginning on
             page E-1 hereof and is incorporated herein by reference.
    (B)      CURRENT REPORTS ON FORM 8-K:
             No reports on Form 8-K were filed during the quarter ended January 31,
             1994.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          CARL KARCHER ENTERPRISES, INC.

                                          By      /s/  DONALD E. DOYLE
                                                      Donald E. Doyle
                                               President and Chief Executive
                                                           Officer

                                          Date April 29, 1994

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                  SIGNATURE                                 TITLE                     DATE
- - ---------------------------------------------  --------------------------------  ---------------
          /s/  WILLIAM P. FOLEY II                  Chairman of the Board        April 29, 1994
- - ---------------------------------------------
             William P. Foley II
            /s/  DONALD E. DOYLE                President and Chief Executive    April 29, 1994
- - ---------------------------------------------  Officer and Director (Principal
               Donald E. Doyle                        Executive Officer)
            /s/  LOREN C. PANNIER                   Senior Vice President,       April 29, 1994
- - ---------------------------------------------      Chief Financial Officer
              Loren C. Pannier                  (Principal Financial Officer)
             /s/  LAURIE A. BALL                  Vice President, Controller     April 29, 1994
- - ---------------------------------------------   (Principal Accounting Officer)
               Laurie A. Ball
              /s/  PETER CHURM                             Director              April 29, 1994
- - ---------------------------------------------
                 Peter Churm
            /s/  DANIEL W. HOLDEN                          Director              April 29, 1994
- - ---------------------------------------------
              Daniel W. Holden
            /s/  CARL L. KARCHER                           Director              April 29, 1994
- - ---------------------------------------------
               Carl L. Karcher
            /s/  CARL N. KARCHER                           Director              April 29, 1994
- - ---------------------------------------------
               Carl N. Karcher
          /s/  DANIEL D. (Ron) LANE                        Director              April 29, 1994
- - ---------------------------------------------
            Daniel D. (Ron) Lane
            /s/  KENNETH O. OLSEN                          Director              April 29, 1994
- - ---------------------------------------------
              Kenneth O. Olsen
          /s/  ELIZABETH A. SANDERS                        Director              April 29, 1994
- - ---------------------------------------------
            Elizabeth A. Sanders

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Shareholders
Carl Karcher Enterprises, Inc.

     We have audited the accompanying financial statements of Carl Karcher Enterprises, Inc. as listed in the accompanying index. In connection with our audits of the financial statements, we also have audited the financial statement schedules as listed in the accompanying index. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Carl Karcher Enterprises, Inc. as of January 31, 1994 and 1993, and the results of its operations and its cash flows for each of the years in the three-year period ended January 31, 1994 in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

     As discussed in Note 9 to the financial statements, the Company changed the method used to discount its workers' compensation reserve in fiscal 1994.

     As discussed in Notes 1 and 16 to the financial statements, the Company adopted the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," in fiscal 1993.

                                                  KPMG Peat Marwick

Orange County, California
March 21, 1994

                         CARL KARCHER ENTERPRISES, INC.

                                 BALANCE SHEETS

                                     ASSETS

                                                                              JANUARY 31,
                                                                         ---------------------
                                                                           1994         1993
                                                                         --------     --------
                                                                              (DOLLARS IN
                                                                              THOUSANDS)
Current assets:
  Cash and cash equivalents............................................  $ 17,075     $ 11,505
  Marketable securities................................................     9,064       32,930
  Accounts receivable..................................................     8,956       12,855
  Related party receivables............................................     1,175        1,555
  Inventories..........................................................     7,485        6,383
  Restaurant property costs to be reimbursed or sold and leased back...       262        7,427
  Deferred tax asset, net..............................................    15,310       13,690
  Other current assets.................................................    10,077        4,217
                                                                         --------     --------
          Total current assets.........................................    69,404       90,562
Property and equipment, net............................................   113,212      115,064
Property under capital leases, net.....................................    33,608       35,558
Notes receivable.......................................................    16,171       20,543
Related party notes receivable.........................................     1,976        2,514
Other assets...........................................................     7,764        4,683
                                                                         --------     --------
                                                                         $242,135     $268,924
                                                                         --------     --------
                                                                         --------     --------
                             LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt....................................  $ 13,207     $ 28,467
  Obligations secured by marketable securities.........................        --        2,422
  Current portion of capital lease obligations.........................     3,354        3,158
  Accounts payable.....................................................    13,161       14,531
  Other current liabilities............................................    36,831       36,419
                                                                         --------     --------
          Total current liabilities....................................    66,553       84,997
                                                                         --------     --------
Long-term debt.........................................................    17,414       31,742
Capital lease obligations..............................................    45,886       48,512
Other long-term liabilities............................................    20,206       18,941
Shareholders' equity:
  Preferred stock, no par value; authorized 2,000,000 shares; none
     issued or outstanding.............................................        --           --
  Common stock, no par value; authorized 22,500,000 shares; issued and
     outstanding 18,676,587 shares and 18,090,742 shares...............    33,928       28,793
  Retained earnings....................................................    58,148       55,939
                                                                         --------     --------
          Total shareholders' equity...................................    92,076       84,732
                                                                         --------     --------
                                                                         $242,135     $268,924
                                                                         --------     --------
                                                                         --------     --------

                See accompanying notes to financial statements.

                         CARL KARCHER ENTERPRISES, INC.

                            STATEMENTS OF OPERATIONS

                                                               FISCAL YEAR ENDED JANUARY 31,
                                                             ----------------------------------
                                                               1994         1993         1992
                                                             --------     --------     --------
                                                               (IN THOUSANDS EXCEPT PER SHARE
                                                                           DATA)
Revenues:
  Sales by Company-operated restaurants....................  $381,733     $414,510     $466,198
  Revenues from franchised and licensed restaurants........    78,635       75,262       60,025
  Revenues from other outside parties......................        --       12,860       14,147
                                                             --------     --------     --------
       Total revenues......................................   460,368      502,632      540,370
                                                             --------     --------     --------
Operating costs and expenses:
  Company-operated restaurants:
     Food and packaging....................................   115,444      127,148      150,351
     Payroll and other employee benefits...................   118,774      141,870      146,759
     Occupancy and other operating expenses................    82,321       93,651      100,949
                                                             --------     --------     --------
                                                              316,539      362,669      398,059
  Franchised and licensed restaurants......................    73,551       67,590       52,448
  Other outside parties....................................        --       12,690       13,669
  Advertising expenses.....................................    19,104       19,200       19,963
  General and administrative expenses......................    37,666       47,749       36,218
  Arbitration settlement...................................     3,000           --           --
                                                             --------     --------     --------
       Total operating costs and expenses..................   449,860      509,898      520,357
                                                             --------     --------     --------
Operating income (loss)....................................    10,508       (7,266)      20,013
Interest expense...........................................   (10,387)     (13,630)     (16,703)
Other income, net..........................................     6,148       13,592       15,541
                                                             --------     --------     --------
Income (loss) before income taxes and cumulative effect of
  changes in accounting principles.........................     6,269       (7,304)      18,851
Income tax expense (benefit)...............................     1,836       (4,247)       5,813
                                                             --------     --------     --------
Income (loss) before cumulative effect of changes in
  accounting principles....................................     4,433       (3,057)      13,038
Cumulative effect of changes in accounting principles (net
  of income tax benefit of $512 in 1994)...................      (768)      (2,450)          --
                                                             --------     --------     --------
Net income (loss)..........................................  $  3,665     $ (5,507)    $ 13,038
                                                             --------     --------     --------
                                                             --------     --------     --------
Net income (loss) per common share:
  Income (loss) before cumulative effect of changes in
     accounting principles.................................     $ .24        $(.17)        $.72
  Cumulative effect of changes in accounting principles....      (.04)        (.14)          --
                                                             --------     --------     --------
       Net income (loss)...................................     $ .20        $(.31)        $.72
                                                             --------     --------     --------
                                                             --------     --------     --------
Weighted average shares outstanding........................    18,567       18,034       18,208
                                                             --------     --------     --------
                                                             --------     --------     --------

                See accompanying notes to financial statements.

                         CARL KARCHER ENTERPRISES, INC.

                       STATEMENTS OF SHAREHOLDERS' EQUITY

                                                           COMMON STOCK
                                                        -------------------                 TOTAL
                                                        NUMBER OF             RETAINED   SHAREHOLDERS'
                                                         SHARES     AMOUNT    EARNINGS      EQUITY
                                                        ---------   -------   --------   ------------
                                                            (IN THOUSANDS EXCEPT PER SHARE DATA)
Balance at January 31, 1991...........................    18,017    $27,532   $ 51,286     $ 78,818
  Cash dividends ($.08 per share).....................        --         --     (1,433)      (1,433)
  Exercise of stock options...........................       171      1,104         --        1,104
  Tax benefit associated with exercise of stock
     options..........................................        --        170         --          170
  Repurchase and retirement of shares.................      (270)    (2,018)        --       (2,018)
  Net income..........................................        --         --     13,038       13,038
                                                          ------    -------   --------     --------
Balance at January 31, 1992...........................    17,918     26,788     62,891       89,679
  Cash dividends ($.08 per share).....................        --         --     (1,445)      (1,445)
  Exercise of stock options...........................       173      1,008         --        1,008
  Tax benefit associated with exercise of stock
     options..........................................        --        154         --          154
  Remeasurement of stock options......................        --        843         --          843
  Net income..........................................        --         --     (5,507)      (5,507)
                                                          ------    -------   --------     --------
Balance at January 31, 1993...........................    18,091     28,793     55,939       84,732
  Cash dividends ($.08 per share).....................        --         --     (1,456)      (1,456)
  Exercise of stock options...........................       646      4,366         --        4,366
  Tax benefit associated with exercise of stock
     options..........................................        --      1,191         --        1,191
  Repurchase and retirement of shares.................       (60)      (422)        --         (422)
  Net income..........................................        --         --      3,665        3,665
                                                          ------    -------   --------     --------
Balance at January 31, 1994...........................    18,677    $33,928   $ 58,148     $ 92,076
                                                          ------    -------   --------     --------
                                                          ------    -------   --------     --------

                See accompanying notes to financial statements.

                         CARL KARCHER ENTERPRISES, INC.

                            STATEMENTS OF CASH FLOWS

                                                                        FISCAL YEAR ENDED JANUARY 31,
                                                                     ------------------------------------
                                                                       1994         1993          1992
                                                                     --------     ---------     ---------
                                                                                (IN THOUSANDS)
Net cash flows from operating activities:
  Net income (loss)................................................  $  3,665     $  (5,507)    $  13,038
  Adjustments to reconcile net income (loss) to net cash provided by operating activities:
     Noncash franchise revenue.....................................      (151)         (488)         (605)
     Depreciation and amortization.................................    22,842        25,161        26,573
     Restructuring charge..........................................        --        11,124            --
     Arbitration settlement........................................     3,000            --            --
     (Gain) loss on sale of property and equipment and capital
      leases.......................................................       613          (451)       (4,059)
     Write-off of accounts and notes receivable....................       406            --            --
     Write-down of marketable securities...........................       213           452           681
     Net noncash investment income.................................       (63)         (328)       (1,151)
     Deferred income taxes.........................................    (1,675)       (8,226)       (2,149)
     Post-employment benefits......................................     1,668            --            --
     Cumulative effect of changes in accounting principles.........       768         2,450            --
     Net change in marketable securities reserve...................      (479)          651           (31)
     Net change in receivables, inventories and other current
      assets.......................................................     4,257         1,498         1,386
     Net change in other assets....................................    (2,699)          160           201
     Net change in accounts payable and other current
      liabilities..................................................    (4,617)       (2,285)         (716)
                                                                     --------     ---------     ---------
     Net cash provided by operating activities.....................    27,748        24,211        33,168
                                                                     --------     ---------     ---------
Cash flows from investing activities:
  Construction of restaurant property to be reimbursed or sold
     and leased back...............................................        --        (9,422)      (12,795)
  Sale of or reimbursement on restaurant property to be sold
     and leased back...............................................       487        14,086        11,128
  Purchases of:
     Marketable securities.........................................   (12,722)      (42,426)      (36,772)
     Property and equipment........................................   (13,865)       (9,329)      (24,287)
     Long-term investments.........................................        --        (3,054)       (4,441)
  Proceeds from sale of:
     Marketable securities.........................................    30,177        46,831        44,023
     Property and equipment........................................       490         2,121         1,983
     Long-term investments.........................................        --         1,352         8,863
  Collections on leases receivable.................................       129           102           269
  Collections on notes receivable and related party notes
     receivable....................................................     4,824         3,562         5,377
                                                                     --------     ---------     ---------
     Net cash provided by (used in) investing activities...........     9,520         3,823        (6,652)
                                                                     --------     ---------     ---------
Cash flows from financing activities:
  Net change in bank overdraft.....................................       170         2,109        (2,018)
  Net change in obligations secured by marketable securities
     and long-term investments.....................................    (2,422)       (6,197)       (1,305)
  Short-term borrowings............................................    15,150       123,017       110,000
  Repayments of short-term debt....................................   (33,250)     (123,917)     (109,200)
  Long-term borrowings.............................................        --           755           220
  Repayments of long-term debt.....................................   (11,488)      (19,890)       (9,627)
  Repayments of capital lease obligations..........................    (2,650)       (2,365)       (2,212)
  Net change in other long-term liabilities........................      (887)         (682)       (2,325)
  Repurchase and retirement of common stock........................      (422)           --        (2,018)
  Payment of dividends.............................................    (1,456)       (1,445)       (1,433)
  Exercise of stock options........................................     4,366         1,008         1,104
  Tax benefit associated with the exercise of stock options........     1,191           154           170
                                                                     --------     ---------     ---------
     Net cash used in financing activities.........................   (31,698)      (27,453)      (18,644)
                                                                     --------     ---------     ---------
  Net increase in cash and cash equivalents........................  $  5,570     $     581     $   7,872
                                                                     --------     ---------     ---------
                                                                     --------     ---------     ---------

                See accompanying notes to financial statements.

                         CARL KARCHER ENTERPRISES, INC.

                         NOTES TO FINANCIAL STATEMENTS

NOTE 1 -- SIGNIFICANT ACCOUNTING POLICIES

     A summary of certain significant accounting policies not disclosed elsewhere in the footnotes to the financial statements is set forth below.

     Fiscal Year -- The Company utilizes a 52-or 53-week accounting period which ends on the last Monday in January each year. The year ended January 31, 1994 was a 53-week year. The years ended January 25, 1993 and January 27, 1992 were 52-week years. For clarity of presentation, the Company has described all periods presented as if the fiscal year ended January 31.

     Cash Equivalents -- The Company considers short-term investments which have an original maturity of three months or less to be cash equivalents for purposes of reporting cash flows.

     Inventories -- Inventories are stated at the lower of cost (first-in, first-out) or market.

     Deferred Pre-opening Costs -- Deferred pre-opening costs consist of the direct and incremental costs associated with the opening of restaurants and are deferred and amortized over the first year a given restaurant is in operation. Such costs include uniforms and promotional costs related to the grand opening of a restaurant. Additionally, these costs include initial food, beverage, supply and direct labor costs associated with the testing of all equipment and recipes, and the simulation of other operational procedures shortly before a restaurant opens.

     Deferred pre-opening costs also include, if significant, the cost of required training classes for new managers, assistant managers and regional managers; airfare and lodging related to this training; and the salaries of these individuals during their training classes and prior to the opening of their respective Carl's Jr. restaurants or Boston Chicken stores. Such costs, including training, were not significant in the years presented. Since there is not an existing employee base from which to hire Boston Pacific store management and the training related to the opening of Boston Pacific stores is conducted outside of California, these costs are expected to be significant in future years.

     Investment in Joint Venture -- In fiscal 1994, the Company entered into a joint venture agreement with a Mexican company to operate a Carl's Jr. restaurant in Baja California. The Company owns a 50% interest in this joint venture, which is accounted for by the equity method and is not considered material to the Company's financial statements.

     Income Taxes -- The Company adopted Statement of Financial Accounting Standards No. 109 ("SFAS 109"), "Accounting for Income Taxes," effective as of the beginning of fiscal 1993. Under this method, income tax assets and liabilities are recognized using enacted tax rates for the expected future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. A change in tax rates is recognized in income in the period that includes the enactment date.

     Prior to fiscal 1993, deferred income taxes were recognized for income and expense items that were reported in different years for financial reporting purposes and income tax purposes using the deferral method.

     Earnings (Loss) per Share -- Earnings (loss) per share is computed based on the weighted average number of common shares outstanding during the year, after consideration of the dilutive effect of outstanding stock options. The outstanding stock options were not included in the per share computations for fiscal 1993 as the effect would have been antidilutive. For all years presented, primary earnings per share approximate fully diluted earnings per share.

     Reclassifications -- Certain prior year amounts in the accompanying financial statements have been reclassified to conform to the fiscal 1994 presentation.

                         CARL KARCHER ENTERPRISES, INC.

NOTE 2 -- BOSTON PACIFIC, INC.

     In January 1994, the Company acquired rights to develop, own and operate up to 300 Boston Chicken stores from Boston Chicken, Inc. In consideration for these rights, the Company paid an initial development fee of $1,000,000 and also paid a non-refundable deposit of $1,000,000, which will be applied as a credit ($5,000 per store) towards the Company's obligation to pay $35,000 as an initial franchise fee upon the opening of each Boston Chicken store by the Company. The development fee will be amortized over the five-year life of the development agreement and the franchise fees will be amortized over each individual 15-year franchise agreement. Both amounts were included in other assets as of January 31, 1994.

     Under the development agreement, the Company is obligated to open a number of Boston Chicken stores according to a specific schedule, commencing on January 15, 1995 and ending on January 15, 1999. The stores will be located in metropolitan Sacramento, the County of San Diego, and nine counties in the greater Los Angeles area.

NOTE 3 -- MARKETABLE SECURITIES

     During fiscal 1994, as part of its strategic program, the Company began liquidating a significant portion of its marketable securities. As such, as of January 31, 1993, all long-term investments were classified as current marketable securities.

     Marketable securities are stated at the lower of aggregate cost or market value. Market values are based on quoted market prices where available. For marketable securities not actively traded, market values are estimated using values obtained from independent sources. At both January 31, 1994 and 1993, marketable securities were carried at aggregate cost. The aggregate market values as of January 31, 1994 and 1993 were $9,483,000 and $34,364,000, respectively. Gross unrealized gains and unrealized (losses) as of January 31, 1994 were $480,000 and $(61,000), respectively.

     Marketable securities consist primarily of holdings in investment-grade government debt securities, preferred stock and mutual funds which largely invest in securities issued or guaranteed by the U. S. government. These securities consisted of the following:

                                                                     1994       1993
                                                                    ------     -------
                                                                      (IN THOUSANDS)
        Adjustable rate preferred stock...........................  $  583     $ 3,885
        Fixed rate preferred stock................................   2,937      13,051
        Debt securities...........................................   2,635       9,630
        Mutual funds and common stock.............................   2,909       6,364
                                                                    ------     -------
                                                                    $9,064     $32,930
                                                                    ------     -------
                                                                    ------     -------

     Dividend income is recorded on the ex-dividend date and interest income is recorded as earned. Securities transactions are accounted for on the trade date, or the date the order to buy or sell is executed. Realized gains and losses from securities transactions are determined on a specific identification basis.

     The Company is required to adopt Statement of Financial Accounting Standards No. 115, ("SFAS 115"), "Accounting for Certain Investments in Debt and Equity Securities," as of February 1, 1994. SFAS 115 requires the inclusion in income or shareholders' equity of unrealized gains and losses resulting from the fair value accounting of investments in debt and equity securities except for debt securities intended to be held to maturity. The adoption of SFAS 115 is not expected to have a material effect on the Company's financial statements.

                         CARL KARCHER ENTERPRISES, INC.

NOTE 4 -- ACCOUNTS RECEIVABLE AND OTHER CURRENT ASSETS

     Details of accounts receivable and other current assets were as follows:

                                                                    1994        1993
                                                                   -------     -------
                                                                     (IN THOUSANDS)
        Accounts receivable:
          Trade receivables......................................  $ 4,885     $ 7,783
          Income tax receivable..................................    2,261       3,231
          Notes receivable, current..............................    1,607       1,665
          Other..................................................      203         176
                                                                   -------     -------
                                                                   $ 8,956     $12,855
                                                                   -------     -------
                                                                   -------     -------
        Other current assets:
          Cash held in trust.....................................  $ 6,776          --
          Prepaid expenses and other.............................    3,301     $ 4,217
                                                                   -------     -------
                                                                   $10,077     $ 4,217
                                                                   -------     -------
                                                                   -------     -------

NOTE 5 -- PROPERTY AND EQUIPMENT

     Property and equipment is stated at cost less accumulated depreciation and amortization, and was comprised of the following:

                                                        ESTIMATED
                                                       USEFUL LIFE       1994         1993
                                                       -----------     --------     --------
                                                                          (IN THOUSANDS)
    Land.............................................                  $ 19,804     $ 14,571
    Leasehold improvements...........................  4-25 years        81,875       79,266
    Buildings and improvements.......................  7-30 years        27,082       23,566
    Equipment, furniture and fixtures................  3-10 years       116,299      115,713
                                                                       --------     --------
                                                                        245,060      233,116
    Less: Accumulated depreciation and
      amortization...................................                   131,848      118,052
                                                                       --------     --------
                                                                       $113,212     $115,064
                                                                       --------     --------
                                                                       --------     --------

     Leasehold improvements are amortized on a straight-line basis over the shorter of the useful life of the improvement or the term of the lease. Buildings and improvements and equipment, furniture and fixtures are depreciated on a straight-line basis over the estimated useful lives of these assets.

NOTE 6 -- LEASES

     The Company occupies land and buildings under terms of numerous lease agreements expiring on various dates primarily through 2026. Many of these leases provide for future rent escalations and renewal options. In addition, contingent rentals, determined as a percentage of sales in excess of specified levels, is often stipulated. Most of these leases obligate the Company to pay the costs of maintenance, insurance and property taxes.

     Property under capital leases was comprised of the following:

                                                                    1994        1993
                                                                   -------     -------
                                                                     (IN THOUSANDS)
        Buildings................................................  $66,587     $66,336
        Less: Accumulated amortization...........................   32,979      30,778
                                                                   -------     -------
                                                                   $33,608     $35,558
                                                                   -------     -------
                                                                   -------     -------

                         CARL KARCHER ENTERPRISES, INC.

     Amortization is calculated on the straight-line method over the shorter of the lease term or estimated useful life of the asset.

     Minimum lease payments for all leases and the present value of net minimum lease payments for capital leases as of January 31, 1994 were as follows:

        FISCAL YEAR                                             CAPITAL      OPERATING
        -----------                                             --------     ---------
                                                                    (IN THOUSANDS)
          1995................................................  $  8,704     $ 28,489
          1996................................................     8,616       27,744
          1997................................................     8,419       26,951
          1998................................................     8,096       26,023
          1999................................................     7,805       25,195
        Thereafter............................................    54,818      232,447
                                                                --------     ---------
             Total minimum lease payments.....................    96,458     $366,849
                                                                             ---------
                                                                             ---------
        Less: Amount representing interest....................    47,218
                                                                --------
        Present value of minimum lease payments...............    49,240
        Less: Current portion.................................     3,354
                                                                --------
             Capital lease obligations, excluding current
               portion........................................  $ 45,886
                                                                --------
                                                                --------

     Total minimum lease payments have not been reduced by minimum sublease rentals of $46,370,000 due in the future under certain operating subleases.

     The Company has leased and subleased land and buildings to others, primarily as a result of the franchising of certain restaurants. Many of these leases provide for fixed payments with contingent rent when sales exceed certain levels, while others provide for monthly rentals based on a percentage of sales. Lessees generally bear the cost of maintenance, insurance and property taxes. Components of the net investment in leases receivable, included in other assets, were as follows:

                                                                    1994        1993
                                                                   -------     -------
                                                                     (IN THOUSANDS)
        Net minimum lease payments receivable....................  $11,497     $10,699
        Less: Unearned income....................................    6,433       6,044
                                                                   -------     -------
                  Net investment.................................  $ 5,064     $ 4,655
                                                                   -------     -------
                                                                   -------     -------

     Minimum future rentals to be received as of January 31, 1994 were as follows:

                                                                CAPITAL      OPERATING
                                                               LEASES OR      LESSOR
        FISCAL YEAR                                            SUBLEASES      LEASES
        -----------                                            ---------     ---------
                                                                   (IN THOUSANDS)
          1995...............................................   $   807       $   235
          1996...............................................       803           237
          1997...............................................       803           237
          1998...............................................       804           237
          1999...............................................       809           238
        Thereafter...........................................     7,471         2,171
                                                               ---------     ---------
                  Total minimum future rentals...............   $11,497       $ 3,355
                                                               ---------     ---------
                                                               ---------     ---------

     Total minimum future rentals do not include contingent rentals which may be received under certain leases.

                         CARL KARCHER ENTERPRISES, INC.

     The Company's investment in land under operating leases at January 31, 1994 and 1993 was $1,804,000 and $2,031,000, respectively.

     Aggregate rents under noncancelable operating leases were as follows:

                                                         1994        1993        1992
                                                        -------     -------     -------
                                                                (IN THOUSANDS)
        Minimum rentals...............................  $28,989     $28,139     $26,087
        Contingent rentals............................    1,583       2,323       2,675
        Less: Sublease rentals........................    4,812       4,688       4,770
                                                        -------     -------     -------
                                                        $25,760     $25,774     $23,992
                                                        -------     -------     -------
                                                        -------     -------     -------

NOTE 7 -- OTHER CURRENT LIABILITIES

     Other current liabilities were comprised of the following:

                                                                    1994        1993
                                                                   -------     -------
                                                                     (IN THOUSANDS)
        Salaries, wages and other benefits.......................  $ 7,754     $ 7,151
        Self-insured workers' compensation reserve (see Note
          9).....................................................    7,650       8,673
        Other self-insurance reserves............................    2,638       2,827
        Sales tax payable........................................    2,770       5,729
        Restructuring charges (see Note 9).......................    2,119       4,604
        Arbitration settlement and other litigation..............    3,554          --
        Other accrued liabilities................................   10,346       7,435
                                                                   -------     -------
                                                                   $36,831     $36,419
                                                                   -------     -------
                                                                   -------     -------

     In March 1994, the Company was found liable in a $3,000,000 binding arbitration judgment for alleged breach of contract involving an investor group which had been negotiating for the purchase of several existing Carl's Jr. restaurants. The settlement, payable during fiscal 1995, was accrued in other current liabilities as of January 31, 1994.

                         CARL KARCHER ENTERPRISES, INC.

NOTE 8 -- LONG-TERM DEBT

     Long-term debt was comprised of the following:

                                                                            1994        1993
                                                                           -------     -------
                                                                             (IN THOUSANDS)
Revolving credit line with bank, unsecured...............................       --     $18,100
Notes payable:
  Unsecured note payable to bank, principal payments in specified amounts
     monthly through 1994, interest at 9.26%.............................  $ 6,417      13,417
  Secured notes payable to bank, principal payments in specified amounts
     annually through 1999, interest at 12.95%...........................    6,099       7,597
  Secured note payable, principal payments in specified amounts annually
     through 2000, interest at 13.5%.....................................    6,108       6,812
  Secured notes payable to bank, principal payments in specified amounts monthly through 1995, interest based on the prime rate plus .25%
     beginning in fiscal 1995; interest based on the prime rate plus
     .25%, not to exceed 14.75% nor less than 10.25% for prior years.....    5,428       5,697
  Industrial Revenue Bonds, payable in 1999, variable interest rate
     averaging 2.37% in fiscal 1994 and 2.66% in fiscal 1993.............    3,600       3,600
  Other..................................................................    2,969       4,986
                                                                           -------     -------
                                                                            30,621      60,209
  Less: Current portion..................................................   13,207      28,467
                                                                           -------     -------
                                                                           $17,414     $31,742
                                                                           -------     -------
                                                                           -------     -------

     Notes payable mature in fiscal years ending after January 31, 1994 as follows:

                                                       (IN THOUSANDS)
                                                       --------------
                        Fiscal Year:
                          1995.....................       $ 13,207
                          1996.....................          3,997
                          1997.....................          2,322
                          1998.....................          2,039
                          1999.....................          1,445
                        Thereafter.................          7,611
                                                       --------------
                                                          $ 30,621
                                                       --------------
                                                       --------------

     As of January 31, 1994, the Company was not in compliance with certain of the covenants governing its revolving credit line, the $6,417,000 term loan maturing in December 1994, and both of the standby letters of credit expiring in April 1994 related to the Company's workers' compensation program. In March 1994, the Company negotiated with its bank to provide a $15,000,000 credit line through June 1995 under which $12,148,000 will be committed to a single standby letter of credit to satisfy the State's current requirement related to the Company's workers' compensation program. This renegotiation resulted in the elimination of one of the previously issued standby letters of credit, thereby curing any of its related covenant violations. In addition, a waiver of the requirements of the remaining covenant violations was received and more favorable covenants were negotiated in their place that will apply to future measurement periods. Interest on the revolving line will be calculated at the bank's prime rate, which was 6% as of January 31, 1994, or based on the bank's offshore rate, at the option of the Company.

     Secured notes payable are collateralized by certain restaurant property deeds of trust, with a carrying value at January 31, 1994 of $19,834,000.

                         CARL KARCHER ENTERPRISES, INC.

NOTE 9 -- OTHER LONG-TERM LIABILITIES

     Other long-term liabilities were as follows:

                                                                   1994          1993
                                                                 --------      --------
                                                                     (IN THOUSANDS)
        Self-insured workers' compensation reserve.............  $  8,460      $  6,441
        Restructuring charges..................................    10,105        10,859
        Other..................................................     1,641         1,641
                                                                 --------      --------
                                                                 $ 20,206      $ 18,941
                                                                 --------      --------
                                                                 --------      --------

     A total of $16,110,000 and $15,114,000 was accrued as of January 31, 1994 and 1993, respectively, representing the current and long-term portion of the net present value of an independent actuarial valuation of the Company's workers' compensation claims in both years. These amounts are net of a discount of $1,771,000 and $3,585,000 in fiscal years 1994 and 1993, respectively. The independent actuarial valuation in the fourth quarter of fiscal 1993 resulted in a $5,114,000 increase to the workers' compensation reserve in that year.

     In the fourth quarter of fiscal 1994, the method used by the Company to discount the actuarial projection of losses to be paid in connection with its existing workers' compensation claims was changed from its incremental borrowing rate to the Company's risk-free interest rate of 5%. The Company accounted for this change as a change in accounting principle, effective as of the beginning of fiscal 1994. The first quarter of fiscal 1994 has been restated, to reflect the cumulative effect of this adoption, which resulted in a decrease in net income of $786,000, which was net of an income tax benefit of $512,000.

     In prior years, the Company initiated restructuring programs to dispose of or franchise its Arizona and Texas operations. As of January 31, 1994 and 1993, $11,542,000 and $12,630,000, respectively, was accrued for these reserves, including the current portion. These balances were mainly comprised of estimated losses on equipment and estimated lease subsidies. The lease subsidy component of the restructuring charges represents the net present value of the excess of future lease payments over estimated sublease income. The remaining unamortized discount to present value of these lease subsidies at January 31, 1994 was $9,537,000 and will be amortized to operations over the remaining sublease terms, which range up to 22 years. The carrying value of the related equipment represents the net realizable value of these assets at January 31, 1994 and 1993.

     In fiscal 1993, the Company recognized an $11,124,000 charge related to its strategic initiatives, workforce reductions and certain lease subsidies. Components of this charge were as follows:

     - Severance and outplacement costs related to the termination of 53 corporate employees in January 1993 amounted to $1,918,000, including an $843,000 noncash charge arising from the extension and remeasurement of stock options to former key management personnel. These terminated employees were identified and the termination plan was approved by the Company's Board of Directors on January 20, 1993. Substantially all of these required severance and outplacements payments were made in fiscal 1994;

     - The estimate of certain Arizona lease subsidies (part of the restructuring program described above and paid over the remaining lease terms ranging from one to 17 years) was increased $4,855,000 because the Company reduced its sublease rental income projections associated with these restaurants. These projections are based entirely upon the restaurant sales of the franchisees, which have been declining as a result of the continued softness in the Arizona economy;

     - A total of $2,299,000 of estimated equipment losses and appropriate lease subsidies was recognized related to the closure of certain underperforming restaurants, which should be completed in fiscal 1995.

                         CARL KARCHER ENTERPRISES, INC.

      The equipment cannot be used in the Company's operations any longer and provides no future utility to the Company. A total of $967,000 remained accrued as of January 31, 1994 related to these losses; and

     - The elimination of the Company's manufacturing operations, which was largely completed during fiscal 1993, included losses on the disposition of equipment previously used in that operation and severance costs related to the termination of 232 manufacturing employees, and required a $2,052,000 charge in that year.

NOTE 10 -- COMMON STOCK

     In connection with his employment, the Company's President and Chief Executive Officer was awarded 12,121 shares of the Company's common stock valued at $100,000, at a market price of $8.25 per share, on January 6, 1993. These shares vest at a rate of 33 1/3% per year on each of the three anniversaries following the grant date, therefore $33,000 was included in compensation expense during the fiscal year ended January 31, 1994.

     During the second quarter of fiscal 1994, the Company purchased a total of 59,750 shares from the Carl N. and Margaret M. Karcher Trust for an aggregate purchase price of $422,000. All shares purchased were canceled and retired.

NOTE 11 -- FAIR VALUE OF FINANCIAL INSTRUMENTS

     The estimated fair values of the Company's financial instruments have been determined by the Company using appropriate market information and valuation methodologies. Considerable judgment is required to develop the estimates of fair value, thus, the estimates provided herein are not necessarily indicative of the amounts that could be realized in a current market exchange.

     The carrying values of cash, cash equivalents and financial instruments included in other current assets and other current liabilities approximated their fair values due to the short-term maturities of these instruments. The carrying amounts and fair values of the Company's other financial instruments were as follows:

                                                            1994                  1993
                                                      -----------------     -----------------
                                                      CARRYING   FAIR       CARRYING   FAIR
                                                      AMOUNT     VALUE      AMOUNT     VALUE
                                                      -------   -------     -------   -------
                                                                  (IN THOUSANDS)
    Financial assets:
      Marketable securities.........................  $ 9,064   $ 9,483     $32,930   $34,364
      Notes receivable..............................   20,000    21,029      25,001    26,998
    Financial liabilities:
      Long-term debt................................   28,084    27,487      57,646    56,557

     The valuation methods and assumptions are summarized as follows:

     Marketable securities: The fair values of marketable securities were estimated using quoted market prices.

     Notes receivable: The fair values of notes receivable were estimated by discounting future cash flows using current rates at which similar loans would be made to borrowers with similar credit ratings.

     Long-term debt: The fair value of long-term debt was estimated using rates currently available to the Company for debt with similar terms and remaining maturities.

                         CARL KARCHER ENTERPRISES, INC.

NOTE 12 -- RELATED PARTY TRANSACTIONS

     Certain members of the Karcher family are franchisees of the Company. A total of 26 restaurants have been sold to these individuals, none of which occurred during fiscal 1994 or fiscal 1993. As part of these transactions, the Company received cash and accepted $6,480,000 of interest-bearing notes. Additionally, these franchisees regularly purchase food and other products from the Company on the same terms and conditions as other franchisees. Details of amounts outstanding were as follows:

                                                                      1994       1993
                                                                     ------     ------
                                                                      (IN THOUSANDS)
        12.0% Secured notes........................................  $  341     $  387
        12.5% Secured notes........................................   1,881      2,406
                                                                     ------     ------
                                                                      2,222      2,793
        Less: Long-term portion....................................   1,976      2,514
                                                                     ------     ------
                                                                        246        279
        Trade receivables..........................................     929      1,276
                                                                     ------     ------
                                                                     $1,175     $1,555
                                                                     ------     ------
                                                                     ------     ------

     In fiscal 1991, as part of its Arizona restructuring program, the Company leased six of its Arizona restaurants to a Karcher family member and former officer. The terms of the lease include an option to buy one of these restaurants and require the purchase of the remaining five restaurants, and are subject to ongoing negotiations. A total of $1,143,000 was included in the Arizona restructuring reserve (see Note 9) and remained accrued as of January 31, 1994 in anticipation of future losses to be realized as a result of this transaction.

     The Company leases various properties, including its corporate headquarters, distribution facility and three of its restaurants, from Carl N. Karcher. Included in capital lease obligations was $5,286,000 and $5,904,000, representing the present value of lease obligations related to these various properties at January 31, 1994 and 1993, respectively. Lease payments under these leases for fiscal 1994, 1993 and 1992 amounted to $1,515,000, $1,612,000, and $1,548,000, respectively. This was net of sublease rentals of $171,000, $64,000 and $63,000 in fiscal 1994, 1993 and 1992, respectively. In November 1993, the Company purchased two restaurants from Carl N. Karcher for an aggregate purchase price of $848,000. A third restaurant site is in escrow, for which the Company has paid a $250,000 deposit.

     In October 1993, Carl N. Karcher was granted future retirement benefits for past services consisting principally of payments of $200,000 per year for life and supplemental health benefits, which had a net present value of $1,668,000 as of that date. This amount was computed using certain actuarial assumptions, including a discount rate of 7%. A total of $1,652,000 remained accrued in other current liabilities at January 31, 1994. The Company anticipates funding these obligations as they become due.

     As of January 31, 1993, the Company was a signatory with Carl N. Karcher on a promissory note agreement with an insurance company. The note was payable monthly through March 1993, at an interest rate of 9.25%, and was primarily secured by leased property under capital leases with a net book value of $2,295,000 at January 31, 1993. The agreement contained restrictions on working capital, incurrence of additional debt and leases, and payment of dividends. Carl N. Karcher paid the note on March 2, 1993, releasing the Company from any future obligation or signatory responsibilities.

NOTE 13 -- FRANCHISED AND LICENSED OPERATIONS

     Franchise arrangements, with franchisees who operate in Arizona, California, Nevada, Oregon and Utah, generally provide for initial fees and continuing royalty payments to the Company based upon a percent of

                         CARL KARCHER ENTERPRISES, INC.

sales. The Company generally charges an initial franchisee fee for each new franchised restaurant that is added to its system, and in some cases, an area development fee, which grants exclusive rights to develop a specified number of Carl's Jr. restaurants in a designated geographic area. Similar fees are charged in connection with the Company's international licensing operations. These fees are recognized ratably when substantially all the services required of the Company are complete and the restaurants covered by these agreements commence operations.

     Franchisees may also purchase food, paper and other supplies from the Company. Additionally, franchisees may be obligated to remit lease payments for the use of restaurant facilities owned or leased by the Company, generally for a period of 20 years. Under the terms of these leases they are required to pay related occupancy costs which include maintenance, insurance and property taxes.

     The Company receives notes from franchisees in connection with the sales of Company-operated restaurants. Generally, these notes bear interest at 12.5%, mature in five to 15 years and are secured by an interest in the restaurant equipment sold.

     Revenues from franchised and licensed restaurants were comprised of the following:

                                                             1994        1993        1992
                                                            -------     -------     -------
                                                                    (IN THOUSANDS)
    Food service..........................................  $60,979     $57,503     $46,396
    Rental income.........................................   10,575       9,601       6,761
    Royalties.............................................    6,253       5,517       4,680
    Initial fees..........................................      297       1,095         969
    Other.................................................      531       1,546       1,219
                                                            -------     -------     -------
                                                            $78,635     $75,262     $60,025
                                                            -------     -------     -------
                                                            -------     -------     -------

     Operating costs and expenses for franchised and licensed restaurants were comprised of the following:

                                                             1994        1993        1992
                                                            -------     -------     -------
                                                                    (IN THOUSANDS)
    Food service..........................................  $60,827     $54,947     $43,931
    Occupancy and other operating expenses................   12,724      12,643       8,517
                                                            -------     -------     -------
                                                            $73,551     $67,590     $52,448
                                                            -------     -------     -------
                                                            -------     -------     -------

NOTE 14 -- INTEREST EXPENSE

     Interest expense was comprised of the following:

                                                           1994         1993         1992
                                                         --------     --------     --------
                                                                   (IN THOUSANDS)
    Notes payable and revolving credit lines...........  $ (3,472)    $ (5,941)    $ (7,889)
    Capital lease obligations..........................    (6,454)      (6,809)      (7,458)
    Obligations secured by marketable securities.......       (60)        (581)        (984)
    Capitalized interest...............................        19           89          234
    Other..............................................      (420)        (388)        (606)
                                                         --------     --------     --------
                                                         $(10,387)    $(13,630)    $(16,703)
                                                         --------     --------     --------
                                                         --------     --------     --------

                         CARL KARCHER ENTERPRISES, INC.

NOTE 15 -- OTHER INCOME, NET

     Other income, net was comprised of the following:

                                                             1994        1993        1992
                                                            -------     -------     -------
                                                                    (IN THOUSANDS)
    Net gains (losses) on sales of restaurants............  $  (162)    $   867     $ 4,767
    Gains on sales of investments.........................    2,675       8,839       9,003
    Losses on sales of investments........................   (1,325)     (3,422)     (5,548)
    Dividend income.......................................      559       2,513       3,388
    Interest income.......................................    4,401       5,714       3,931
    Other.................................................       --        (919)         --
                                                            -------     -------     -------
                                                            $ 6,148     $13,592     $15,541
                                                            -------     -------     -------
                                                            -------     -------     -------

NOTE 16 -- INCOME TAXES

     In the fourth quarter of fiscal 1993, the Company adopted SFAS 109. The cumulative effect of this change in accounting principle of $2,450,000 included a $500,000 valuation allowance. Had the Company implemented SFAS 109 in the first quarter of fiscal 1993, net income and earnings per share would have been reduced by $2,450,000 and $.14, respectively. The pro forma effects on net income (loss) by adopting SFAS 109, assuming the adoption was applied retroactively to 1990, would have been to reduce the net loss in fiscal 1993 by $2,450,000, or $.14 per share, and would have been immaterial in fiscal 1992 and fiscal 1991.

     Income tax expense (benefit) was comprised of the following:

                                                             1994        1993        1992
                                                            -------     -------     -------
                                                                    (IN THOUSANDS)
    Current:
      Federal.............................................  $ 2,327     $ 2,996     $ 5,944
      State...............................................      672         983       2,018
                                                            -------     -------     -------
                                                              2,999       3,979       7,962
                                                            -------     -------     -------
    Deferred:
      Federal.............................................   (1,471)     (7,422)     (2,149)
      State...............................................     (204)       (804)         --
                                                            -------     -------     -------
                                                             (1,675)     (8,226)     (2,149)
                                                            -------     -------     -------
                                                              1,324      (4,247)      5,813
    Tax effect of cumulative effect of change in
      accounting principle................................      512          --          --
                                                            -------     -------     -------
                                                            $ 1,836     $(4,247)    $ 5,813
                                                            -------     -------     -------
                                                            -------     -------     -------

     Significant components of the deferred income tax benefit were as follows:

                                                                        1994        1993
                                                                       -------     -------
                                                                         (IN THOUSANDS)
    Deferred tax benefit (primarily related to the arbitration settlement in 1994 and restructuring charges and increases to
      the workers' compensation reserve in 1993).....................  $  (850)    $(8,181)
    Increase in targeted jobs tax credit carryforward................   (1,025)       (840)
    Increase in the valuation allowance for the net deferred tax
      asset..........................................................      200         795
                                                                       -------     -------
                                                                       $(1,675)    $(8,226)
                                                                       -------     -------
                                                                       -------     -------

                         CARL KARCHER ENTERPRISES, INC.

     For the year ended January 31, 1992, deferred income taxes resulted from differences in the timing of recognition of revenue and expenses for financial reporting and tax purposes. The sources and tax effects of those timing differences are presented below:

                                                                              (IN THOUSANDS)
    Depreciation...........................................................      $  (828)
    Safe harbor leases.....................................................         (268)
    Capital leases.........................................................         (411)
    State income taxes.....................................................         (134)
    Capital losses.........................................................          369
    Restructuring accrual..................................................          267
    General liability insurance accrual....................................         (830)
    Other, net.............................................................         (314)
                                                                                 -------
                                                                                 $(2,149)
                                                                                 -------
                                                                                 -------

     A reconciliation of income tax expense (benefit) at the federal statutory rate of 34% to the Company's provision for taxes on income is as follows:

                                                               1994       1993        1992
                                                              ------     -------     ------
                                                                     (IN THOUSANDS)
    Income taxes at statutory rate..........................  $2,131     $(2,483)    $6,409
    State income taxes, net of federal income tax benefit...     306        (950)     1,332
    Dividend exclusion......................................    (161)       (475)      (667)
    Targeted jobs tax credits...............................    (774)     (1,033)    (1,190)
    Remeasurement of stock options..........................      --         287         --
    Increase in the valuation allowance for the net deferred
      tax asset.............................................     200         795         --
    Other, net..............................................     134        (388)       (71)
                                                              ------     -------     ------
                                                              $1,836     $(4,247)    $5,813
                                                              ------     -------     ------
                                                              ------     -------     ------

     Temporary differences and carryforwards gave rise to a significant amount of deferred tax assets and liabilities as follows:

                                                                        1994        1993
                                                                       -------     -------
                                                                         (IN THOUSANDS)
    Deferred tax asset:
      Restructuring charges..........................................  $ 4,997     $ 7,196
      Capitalized leases.............................................    8,449       8,223
      Workers' compensation reserve..................................    6,976       6,544
      Targeted jobs tax credit carryforward..........................    2,137       1,112
      Arbitration settlement and other litigation....................    1,539          --
      Other..........................................................    5,612       5,579
                                                                       -------     -------
                                                                        29,710      28,654
      Less: Valuation allowance......................................    1,495       1,295
                                                                       -------     -------
              Total deferred tax asset...............................   28,215      27,359
                                                                       -------     -------
    Deferred tax liability:
      Depreciation...................................................   10,210      10,676
      Safe harbor leases.............................................    1,461       1,815
      Other..........................................................    1,234       1,178
                                                                       -------     -------
              Total deferred tax liability...........................   12,905      13,669
                                                                       -------     -------
    Net deferred tax asset...........................................  $15,310     $13,690
                                                                       -------     -------
                                                                       -------     -------

                         CARL KARCHER ENTERPRISES, INC.

     Based on the Company's current and historical pre-tax earnings, management believes it is more likely than not that the Company will realize the majority of the benefit of the existing net deferred tax asset as of January 31, 1994. Taxable income generated in prior years is available to offset a portion of the net deferred asset. Recognition of the remaining balance will require generation of future taxable income over the next several years, none of which is concentrated in any given year. There can be no assurance that the Company will generate any earnings or any specific level of earnings in future years. Certain tax planning or other strategies could be implemented, if necessary, to supplement income from operations to fully realize recorded net tax benefits.

     The Company had targeted jobs tax credit carryforwards of $2,137,000 available at January 31, 1994 which expire in 2007, 2008 and 2009.

NOTE 17 -- RETIREMENT PLANS

     The Company maintains a voluntary contributory profit sharing plan and a savings plan for all eligible employees other than operations hourly employees. The annual profit sharing contribution is determined at the discretion of the Company's Board of Directors and up to 4% of employee savings are matched by the Company. Total Company contributions to this plan for fiscal 1994, 1993 and 1992 were $813,000, $429,000 and $1,263,000, respectively.

     The Company also maintains a defined benefit pension plan covering substantially all operations employees qualified as to age and service. For fiscal years 1994, 1993 and 1992, pension contributions were $442,000, $348,000 and $228,000, respectively. Under the terms of the defined benefit plan, pension expense is computed based upon an independent actuarial valuation study. Company contributions under this plan are funded quarterly. As of the start of fiscal 1994, the accumulated benefit obligation related to the plan was $1,323,000.

NOTE 18 -- STOCK OPTION PLANS

     The Company's 1993 stock incentive plan was approved by the shareholders in June 1993. Awards granted to employees under this plan are not restricted as to any specified form or structure, with such form, vesting and pricing provisions determined by the Compensation and Stock Option Committee of the Board of Directors. The 1993 plan also provides for the automatic award of stock options to non-employee Directors annually. These options generally have a term of five years, become exercisable at a rate of 33 1/3% per year following the grant date and are priced at an amount equal to or greater than the fair market value at the date of grant. A total of 1,750,000 shares are available for grants of options or other awards under this plan, of which 575,751 stock options were outstanding as of January 31, 1994. The exercise price of options outstanding under this plan ranges from $7.13 per share to $8.13 per share.

     The Company's 1982 stock option plan expired in September 1992. Under this plan, stock options were granted to key employees to purchase up to 3,000,000 shares of its common stock at a price equal to or greater than the fair market value at the date of grant. The options generally had a term of 10 years from the grant date and become exercisable at a rate of 25%, 35% and 40% per year following the grant date. The exercise price of the 796,883 options outstanding as of January 31, 1994 under this plan ranges from $5.21 per share to $13.38 per share.

                         CARL KARCHER ENTERPRISES, INC.

     Transactions under both plans were as follows:

                     NUMBER OF SHARES                     1994          1993          1992
    --------------------------------------------------  ---------     ---------     ---------
    Outstanding at beginning of year..................  1,554,766     1,840,440     2,103,796
    Granted...........................................    579,812       134,230         4,000
    Canceled..........................................   (116,349)     (247,476)      (96,454)
    Exercised.........................................   (645,595)     (172,428)     (170,902)
                                                        ---------     ---------     ---------
    Outstanding at end of year........................  1,372,634     1,554,766     1,840,440
                                                        ---------     ---------     ---------
                                                        ---------     ---------     ---------
    Exercisable at end of year........................    745,310     1,332,136     1,376,685
                                                        ---------     ---------     ---------
                                                        ---------     ---------     ---------

NOTE 19 -- SUPPLEMENTAL CASH FLOW INFORMATION

     Cash paid for interest and income taxes was as follows:

                                                             1994        1993        1992
                                                            -------     -------     -------
                                                            (IN THOUSANDS)
    Interest (net of amount capitalized)..................  $10,558     $13,860     $16,478
    Income taxes..........................................    1,675       5,584       7,300

     Noncash investing and financing activities for each of the years in the three-year period ended January 31, 1994 were as follows:

                                                              1994       1993        1992
                                                             ------     -------     -------
                                                             (IN THOUSANDS)
    Noncash investing and financing activities:
      Transfers of marketable securities to long-term
         investments.......................................      --          --     $ 4,567
      Transfers of marketable securities to other current
         assets............................................  $6,776          --          --
      Transfers of long-term investments to marketable
         securities........................................      --     $ 6,184       5,871
      Other investing activities:
         Net change in marketable securities from noncash
           transactions....................................     (99)       (474)     (3,181)
         Net change in long-term investments from noncash
           transactions....................................      --           5       2,036
         Net change in dividends receivable................      36         141       1,130
         Net change in obligations secured by marketable
           securities and long-term investments............      --          --      (1,136)
    Leasing activities:
      Capital lessee additions.............................     505       1,048       1,075
      Capital lessor activities............................     538         628          --
      Other leasing activities:
         Decrease in leases receivable.....................      --          --       1,819
         Increase in property and equipment................      --          --      (1,924)
         Decrease in property under capital leases.........     169         671       4,512
         Decrease in capital lease obligations.............    (285)     (1,561)     (6,051)
    Franchising and other disposition activities:
      Sale of property and equipment.......................     344       7,304       6,893
      Sale of inventory....................................      11         139         183
      Increase in notes receivable.........................    (551)     (7,203)     (8,501)
      Net change in restructuring reserve and other current
         liabilities.......................................      45       4,698       2,464
      Increase in other long-term liabilities..............      --       4,855          --
      Remeasurement of stock options.......................      --         843          --
    Sale/leaseback activities:
      Transfer of restaurant property costs to property and
         equipment.........................................   6,750       1,553       2,159
      Sale/leaseback transaction resulting in an increase
         to notes receivable...............................      --       1,300          --

                         CARL KARCHER ENTERPRISES, INC.

NOTE 20 -- SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

     The following table presents summarized quarterly results.

  QUARTER                                                 1ST        2ND        3RD        4TH
  -------                                               --------   --------   --------   --------
                                                          (IN THOUSANDS, EXCEPT PER SHARE DATA)
FISCAL 1994
Total revenues........................................  $139,915   $108,177   $106,436   $105,840
Operating income......................................     1,412      4,449      3,519      1,128
Income (loss) before cumulative effect of change in
  accounting principle................................       926      2,359      1,606       (458)
Cumulative effect of change in accounting principle
  (net of income tax benefit of $512).................      (768)        --         --         --
                                                        --------   --------   --------   --------
          Net income (loss)...........................  $    158   $  2,359   $  1,606   $   (458)
                                                        --------   --------   --------   --------
                                                        --------   --------   --------   --------
Earnings (loss) per common share:
  Income (loss) before cumulative effect of change in
     accounting principle.............................     $ .05       $.13       $.09      $(.02)
  Cumulative effect of change in accounting
     principle........................................      (.04)        --         --         --
                                                           -----       ----       ----      -----
          Net income (loss)...........................     $ .01       $.13       $.09      $(.02)
                                                           -----       ----       ----      -----
                                                           -----       ----       ----      -----
FISCAL 1993
Total revenues........................................  $161,606   $119,931   $115,350   $105,745
Operating income (loss)...............................     4,220      3,141      1,950    (16,577)
Income (loss) before cumulative effect of change in
  accounting principle................................     3,226      3,228      1,253    (10,764)
Cumulative effect of change in accounting principle...    (2,450)        --         --         --
                                                        --------   --------   --------   --------
          Net income (loss)...........................  $    776   $  3,228   $  1,253   $(10,764)
                                                        --------   --------   --------   --------
                                                        --------   --------   --------   --------
Earnings (loss) per common share:
  Income (loss) before cumulative effect of change in
     accounting principle.............................      $.18       $.18       $.07      $(.60)
  Cumulative effect of change in accounting
     principle........................................      (.14)        --         --         --
                                                           -----       ----       ----      -----
          Net income (loss)...........................      $.04       $.18       $.07      $(.60)
                                                           -----       ----       ----      -----
                                                           -----       ----       ----      -----

     Quarterly operating results are not necessarily representative of operations for a full year for various reasons, including the seasonal nature of the quick-service restaurant industry, unpredictable adverse weather conditions which may affect sales volume and food costs, and the fact that all quarters have 12-week accounting periods, except the first quarters of fiscal years 1994 and 1993, which had 16-week accounting periods, and the fourth quarter of fiscal 1994 which had 13 weeks.

     The first quarter of fiscal 1994 has been restated to reflect the cumulative effect of a change in accounting principle, related to a change in the method used to discount the workers' compensation reserve. The second and third quarters have been restated to reflect the impact of this adoption. See
Note 9.

     Operating results for the fourth quarter of fiscal 1994 included a $3,000,000 charge in connection with the settlement of an arbitration proceeding (or $1,800,000 net of tax). See Note 7.

     The first quarter of fiscal 1993 was restated to reflect the adoption of SFAS 109. The impact of the adoption was not material in subsequent quarters. See Note 16.

                         CARL KARCHER ENTERPRISES, INC.

     Operating results for the fourth quarter of fiscal 1993 included a $9,192,000 charge for the Company's restructuring program and a $5,114,000 charge related to the Company's self-insured workers' compensation reserve (or $5,515,000 and $3,068,000, net of tax, respectively). See Note 9.

NOTE 21 -- CONTINGENT LIABILITIES

     The Company presently self-insures for group insurance, workers' compensation and fire and comprehensive protection on most equipment and certain other assets. In the opinion of management, past experience plus the wide dispersion of restaurants indicates that the Company is assuming a minimal risk by self-insuring and, if any loss should occur, it would not have a material effect on the Company's financial position or results of operations.

     Subsequent to January 31, 1994, the Company obtained a $12,148,000 standby letter of credit related to its self-insured workers' compensation program, which will expire on June 30, 1995 (see Note 8). The State of California requires that the Company provide this letter of credit each year based on its existing claims experience, or set aside a comparable amount of cash or investment securities in a trust account.

     The Company's standby letter of credit agreements with various banks expire as follows:

                                                             (IN THOUSANDS)
                    August 1994............................     $  3,852
                    June 1995..............................       12,148
                    April 2000.............................          275
                                                                --------
                                                                $ 16,275
                                                                --------
                                                                --------

                         CARL KARCHER ENTERPRISES, INC.

                      SCHEDULE I -- MARKETABLE SECURITIES

                                                NUMBER
                                               OF SHARES      COST OF        MARKET VALUE      CARRYING VALUE
                                               OR UNITS      EACH ISSUE     OF EACH ISSUE      OF EACH ISSUE
                                               ---------     ----------     --------------     --------------
                                                                       (IN THOUSANDS)
January 31, 1994:
  Preferred stock............................     174          $3,520           $3,813             $3,520
  Debt securities............................      14             610              836                610
  Government debt securities.................      20           2,025            2,019              2,025
  Mutual funds and common stock..............     274           2,909            2,815              2,909
                                                             ----------        -------            -------
                                                               $9,064           $9,483             $9,064
                                                             ----------        -------            -------
                                                             ----------        -------            -------

- - ------------------

No individual issue exceeds 2% of assets.

                         CARL KARCHER ENTERPRISES, INC.

             SCHEDULE II -- AMOUNTS RECEIVABLE FROM RELATED PARTIES

                           BALANCE AT                           DEDUCTIONS               BALANCE AT END OF YEAR
                            BEGINNING                   ------------------------      -----------------------------
                             OF YEAR       ADDITIONS    PAYMENTS     WRITTEN OFF      CURRENT(1)(2)    LONG-TERM(2)
                           ----------      ---------    --------     -----------      -------------    ------------
                                                               (IN THOUSANDS)
January 31, 1994:
Bernard W. Karcher......     $  849        $ 3,562     $ (4,199)           --           $  212            $   --
Carl L. Karcher.........        902          6,753       (6,874)           --              404               377
Carl N. Karcher.........         19            115         (134)           --               --                --
Franklin J. Karcher.....      1,581          2,581       (2,596)           --              273             1,293
Joseph C. Karcher.......        218          1,324       (1,358)           --              184                --
Gary L. Wiles...........        500          2,305       (2,397)           --              102               306
                             ------        -------     --------      --------           ------            ------
                             $4,069        $16,640     $(17,558)           --           $1,175            $1,976
                             ------        -------     --------      --------           ------            ------
                             ------        -------     --------      --------           ------            ------
January 31, 1993:
Bernard W. Karcher......     $  872        $ 3,221     $ (3,244)           --           $  492            $  357
Carl L. Karcher.........        911          7,832       (7,841)           --              494               408
Carl N. Karcher.........         --            127         (108)           --               19                --
Franklin J. Karcher.....      1,615          2,692       (2,726)           --              206             1,375
Joseph C. Karcher.......        361          1,199       (1,342)           --              218                --
Gary L. Wiles...........        622          2,368       (2,490)           --              126               374
                             ------        -------     --------      --------           ------            ------
                             $4,381        $17,439     $(17,751)           --           $1,555            $2,514
                             ------        -------     --------      --------           ------            ------
                             ------        -------     --------      --------           ------            ------
January 31, 1992:
Bernard W. Karcher......     $  699        $ 3,123     $ (2,950)           --           $  470            $  402
Carl L. Karcher.........      2,835          8,952      (10,876)           --              476               435
Franklin J. Karcher.....      1,639          3,060       (3,084)           --              227             1,388
Joseph C. Karcher.......        195            870         (704)           --              361                --
Gary L. Wiles...........        654          2,825       (2,857)           --              194               428
                             ------        -------     --------      --------           ------            ------
                             $6,022        $18,830     $(20,471)           --           $1,728            $2,653
                             ------        -------     --------      --------           ------            ------
                             ------        -------     --------      --------           ------            ------

- - ------------------

(1) Includes accounts receivable, which consists primarily of amounts due from related party franchisees for sales of food and equipment.

(2) Related party notes receivable arise primarily from the sales of restaurants to related party franchisees. The terms of these notes range from 60 to 180 months and are due on various dates through 2002. Interest on these notes range from 12.0% to 12.5%. These notes are typically collateralized by the property and equipment sold.

                         CARL KARCHER ENTERPRISES, INC.

                      SCHEDULE V -- PROPERTY AND EQUIPMENT

                                                  BALANCE
                                                    AT
                                                 BEGINNING    ADDITIONS                     BALANCE AT
                                                  OF YEAR      AT COST     RETIREMENTS      END OF YEAR
                                                 ---------    ---------    ------------     ------------
                                                                  (DOLLARS IN THOUSANDS)
Year Ended January 31, 1994:
  Land.......................................    $ 14,571     $ 6,376       $  1,143         $ 19,804
  Leasehold improvements.....................      79,266       4,765          2,156           81,875
  Buildings and improvements.................      23,566       3,567             51           27,082
  Equipment, furniture and fixtures..........     115,713       6,014          5,428          116,299
                                                 --------     -------       --------         --------
                                                  233,116      20,722          8,778          245,060
  Property under capital leases..............      66,336       1,296          1,045           66,587
                                                 --------     -------       --------         --------
                                                 $299,452     $22,018       $  9,823         $311,647
                                                 --------     -------       --------         --------
                                                 --------     -------       --------         --------
Year Ended January 31, 1993:
  Land.......................................    $ 14,193     $ 1,228       $    850         $ 14,571
  Leasehold improvements.....................      84,943       1,444          7,121           79,266
  Buildings and improvements.................      24,479         500          1,413           23,566
  Equipment, furniture and fixtures..........     126,835       7,076         18,198          115,713
                                                 --------     -------       --------         --------
                                                  250,450      10,248         27,582          233,116
  Property under capital leases..............      65,695       2,653          2,012           66,336
                                                 --------     -------       --------         --------
                                                 $316,145     $12,901       $ 29,594         $299,452
                                                 --------     -------       --------         --------
                                                 --------     -------       --------         --------
Year Ended January 31, 1992:
  Land.......................................    $ 14,299     $ 1,559       $  1,665         $ 14,193
  Leasehold improvements.....................      81,707       8,067          4,831           84,943
  Buildings and improvements.................      19,386       6,197          1,104           24,479
  Equipment, furniture and fixtures..........     120,728      14,660          8,553          126,835
                                                 --------     -------       --------         --------
                                                  236,120      30,483         16,153          250,450
  Property under capital leases..............      71,458       1,075          6,838           65,695
                                                 --------     -------       --------         --------
                                                 $307,578     $31,558       $ 22,991         $316,145
                                                 --------     -------       --------         --------
                                                 --------     -------       --------         --------

                         CARL KARCHER ENTERPRISES, INC.

            SCHEDULE VI -- ACCUMULATED DEPRECIATION AND AMORTIZATION
                           OF PROPERTY AND EQUIPMENT

                                                  BALANCE
                                                     AT
                                                  BEGINNING    ADDITIONS                   BALANCE AT
                                                  OF YEAR      AT COST     RETIREMENTS     END OF YEAR
                                                  --------     -------     -----------     -----------
                                                  (DOLLARS IN THOUSANDS)
Year Ended January 31, 1994:
  Leasehold improvements......................    $ 38,512     $ 6,936       $ 1,469        $  43,979
  Buildings and improvements..................       7,009         844            51            7,802
  Equipment, furniture and fixtures...........      72,531      12,057         4,521           80,067
                                                  --------     -------     -----------     -----------
                                                   118,052      19,837         6,041          131,848
  Property under capital leases...............      30,778       3,005           804           32,979
                                                  --------     -------     -----------     -----------
                                                  $148,830     $22,842       $ 6,845        $ 164,827
                                                  --------     -------     -----------     -----------
                                                  --------     -------     -----------     -----------
Year Ended January 31, 1993:
  Leasehold improvements......................    $ 34,979     $ 6,889       $ 3,356        $  38,512
  Buildings and improvements..................       5,784       1,310            85            7,009
  Equipment, furniture and fixtures...........      71,349      13,860        12,678           72,531
                                                  --------     -------     -----------     -----------
                                                   112,112      22,059        16,119          118,052
  Property under capital leases...............      29,017       3,102         1,341           30,778
                                                  --------     -------     -----------     -----------
                                                  $141,129     $25,161       $17,460        $ 148,830
                                                  --------     -------     -----------     -----------
                                                  --------     -------     -----------     -----------
Year Ended January 31, 1992:
  Leasehold improvements......................    $ 28,209     $ 8,042       $ 1,272        $  34,979
  Buildings and improvements..................       5,044         789            49            5,784
  Equipment, furniture and fixtures...........      61,763      14,494         4,908           71,349
                                                  --------     -------     -----------     -----------
                                                    95,016      23,325         6,229          112,112
  Property under capital leases...............      28,061       3,248         2,292           29,017
                                                  --------     -------     -----------     -----------
                                                  $123,077     $26,573       $ 8,521        $ 141,129
                                                  --------     -------     -----------     -----------
                                                  --------     -------     -----------     -----------

                         CARL KARCHER ENTERPRISES, INC.

                      SCHEDULE IX -- SHORT-TERM BORROWINGS

                                                                       MAXIMUM       AVERAGE       WEIGHTED
                                                          WEIGHTED     AMOUNT        AMOUNT         AVERAGE
                                             BALANCE      AVERAGE    OUTSTANDING   OUTSTANDING     INTEREST
                                              AT END      INTEREST   DURING THE    DURING THE     RATE DURING
                                           OF PERIOD(1)     RATE       PERIOD       PERIOD(2)    THE PERIOD(3)
                                           ------------   --------   -----------   -----------   -------------
                                                                (DOLLARS IN THOUSANDS)
Year Ended January 31, 1994..............     $   --          --%      $ 2,422       $   296          5.3%
                                              ------         ---       -------       -------          ---
                                              ------         ---       -------       -------          ---
Year Ended January 31, 1993..............     $2,422         5.6%      $19,146       $13,441          4.5%
                                              ------         ---       -------       -------          ---
                                              ------         ---       -------       -------          ---
Year Ended January 31, 1992..............     $8,619         5.9%      $18,717       $12,275          7.3%
                                              ------         ---       -------       -------          ---
                                              ------         ---       -------       -------          ---

- - ---------------

(1) Amount represents obligations secured by marketable securities and, prior to fiscal 1993, long-term investments.

(2) The average amount outstanding during the period was computed by averaging the month-end balances outstanding during the year.

(3) The weighted average interest rate during the period was computed by averaging the month-end rates in effect during the period the debt was outstanding.

                         CARL KARCHER ENTERPRISES, INC.

            SCHEDULE X -- SUPPLEMENTARY INCOME STATEMENT INFORMATION

                                                               CHARGED TO COSTS AND EXPENSES
                                                 ----------------------------------------------------------
                                                                     FISCAL YEAR ENDED
                                                 ----------------------------------------------------------
                                                 JANUARY 31, 1994     JANUARY 31, 1993     JANUARY 31, 1992
                                                 ----------------     ----------------     ----------------
                                                                   (DOLLARS IN THOUSANDS)
Maintenance and repairs........................      $13,628              $18,816              $19,749

- - --------------------------------------------------------------------------------
- - --------------------------------------------------------------------------------

                         CARL KARCHER ENTERPRISES, INC.

                                 EXHIBIT INDEX

                      FOR THE YEAR ENDED JANUARY 31, 1994

                                   FORM 10-K

                                    EXHIBITS

            3-2, 10-77 THROUGH 10-89, 10-91, 10-92, 11-1, 12-1, 23-1

- - --------------------------------------------------------------------------------
- - --------------------------------------------------------------------------------

EXHIBITS

         3-1      Articles of Incorporation of Carl Karcher Enterprises, Inc., and amendments thereto, filed as exhibit 3-1 to the Company's Registration Statement on
                  Form S-1, file No. 2-73695, and is hereby incorporated by reference.
         3-2      Bylaws of Carl Karcher Enterprises, Inc. as amended, and amendments thereto, filed as exhibit 3-2 to Amendment No. 3 to the Company's
                  Registration Statement on Form S-1, file No. 2-73695.(1)
        10-1      Carl Karcher Enterprises, Inc. Profit Sharing Plan, as amended, filed as exhibit 10-21 to the Company's Registration Statement on Form S-1, file No.
                  2-73695, and is hereby incorporated by reference.(2)
        10-2      Carl Karcher Enterprises, Inc. Key Employee Stock Option Plan, filed as exhibit 10-24 to the Company's Registration Statement on Form S-1, file No.
                  2-80283, and is hereby incorporated by reference.(2)
        10-3      Agreement of Sale, dated May 17, 1984, filed as exhibit 10-25 to the
                  Company's Form 10-K Annual Report for fiscal year ended January 25, 1985, and is hereby incorporated by reference.
        10-4      Agreement of Sale, dated May 17, 1984, filed as exhibit 10-26 to the
                  Company's Form 10-K Annual Report for fiscal year ended January 25, 1985, and is hereby incorporated by reference.
        10-5      Note Purchase Agreement, dated April 2, 1984, filed as exhibit 10-27 to the
                  Company's Form 10-K Annual Report for fiscal year ended January 25, 1985, and is hereby incorporated by reference.
        10-6      Note Purchase Agreement, dated April 2, 1984, filed as exhibit 10-28 to the
                  Company's Form 10-K Annual Report for fiscal year ended January 25, 1985, and is hereby incorporated by reference.
        10-7      Note Purchase Agreement, dated January 3, 1985, filed as exhibit 10-29 to the Company's Form 10-K Annual Report for fiscal year ended January 25,
                  1985, and is hereby incorporated by reference.
        10-8      Change in Control Agreement by and between Carl Karcher Enterprises, Inc.
                  and Loren C. Pannier, dated June 8, 1988, filed as exhibit 10-48 to the
                  Company's Form 10-K Annual Report for fiscal year ended January 30, 1989, and is hereby incorporated by reference.(2)
        10-9      Franchise Development Agreement dated May 17, 1985 by and between Carl
                  Karcher Enterprises, Inc. and Carl Leo Karcher, filed as exhibit 10-53 to the Company's Form 10-K Annual Report as amended for fiscal year ended
                  January 27, 1992, and is hereby incorporated by reference.
        10-10     Franchise Agreement dated May 17, 1985 by and between Carl Karcher
                  Enterprises, Inc. and Carl Leo Karcher (13010 Palm Drive), filed as exhibit
                  10-54 to the Company's Form 10-K Annual Report as amended for fiscal year ended January 27, 1992, and is hereby incorporated by reference.
        10-11     Franchise Agreement dated May 17, 1985 by and between Carl Karcher
                  Enterprises, Inc. and Carl Leo Karcher (57222 29 Palms Highway), filed as exhibit 10-55 to the Company's Form 10-K Annual Report as amended for fiscal year ended January 27, 1992, and is hereby incorporated by reference.
        10-12     Franchise Agreement dated May 17, 1985 by and between Carl Karcher
                  Enterprises, Inc. and Carl Leo Karcher (73-125 Highway 111), filed as exhibit 10-56 to the Company's Form 10-K Annual Report as amended for fiscal year ended January 27, 1992, and is hereby incorporated by reference.

        10-13     Franchise Agreement dated May 17, 1985 by and between Carl Karcher
                  Enterprises, Inc. and Carl Leo Karcher (68980 Highway 111), filed as exhibit 10-57 to the Company's Form 10-K Annual Report as amended for fiscal year ended January 27, 1992, and is hereby incorporated by reference.

        10-14     Franchise Agreement dated May 17, 1985 by and between Carl Karcher
                  Enterprises, Inc. and Carl Leo Karcher (81-770 Highway 111), filed as exhibit 10-58 to the Company's Form 10-K Annual Report as amended for fiscal year ended January 27, 1992, and is hereby incorporated by reference.

        10-15     Franchise Agreement dated May 17, 1985 by and between Carl Karcher
                  Enterprises, Inc. and Carl Leo Karcher (2520 Palm Canyon Drive), filed as exhibit 10-59 to the Company's Form 10-K Annual Report as amended for fiscal year ended January 27, 1992, and is hereby incorporated by reference.

        10-16     Franchise Agreement dated May 17, 1985 by and between Carl Karcher enterprises, Inc. and Carl Leo Karcher (102 North Sunrise Way), filed as exhibit 10-60 to the Company's Form 10-K Annual Report as amended for fiscal year ended January 27, 1992, and is hereby incorporated by reference.

        10-17     Franchise Agreement dated May 17, 1985 by and between Carl Karcher
                  Enterprises, Inc. and Carl Leo Karcher (72840 Highway 111), filed as exhibit 10-61 to the Company's Form 10-K Annual Report as amended for fiscal year ended January 27, 1992, and is hereby incorporated by reference.

        10-18     Sublease dated May 15, 1985 by and between Carl Karcher Enterprises, Inc.
                  and Carl Leo Karcher (Unit 323/730), filed as exhibit 10-62 to the
                  Company's Form 10-K Annual Report as amended for fiscal year ended January
                  27, 1992, and is hereby incorporated by reference.

        10-19     Sublease dated May 16, 1985 by and between Carl Karcher Enterprises, Inc.
                  and Carl Leo Karcher, as amended by Amendment to Sublease dated December
                  18, 1990 (Unit 447/731), filed as exhibit 10-63 to the Company's Form 10-K
                  Annual Report as amended for fiscal year ended January 27, 1992, and is hereby incorporated by reference.

        10-20     Sublease dated May 16, 1985 by and between Carl Karcher Enterprises, Inc.
                  and Carl Leo Karcher (Unit 300/729), filed as exhibit 10-64 to the
                  Company's Form 10-K Annual Report as amended for fiscal year ended January
                  27, 1992, and is hereby incorporated by reference.

        10-21     Sublease dated May 16, 1985 by and between Carl Karcher Enterprises, Inc.
                  and Carl Leo Karcher (Unit 300/729), filed as exhibit 10-65 to the
                  Company's Form 10-K Annual Report as amended for fiscal year ended January
                  27, 1992, and is hereby incorporated by reference.

        10-22     Sublease dated May 16, 1985 by and between Carl Karcher Enterprises, Inc.
                  and Carl Leo Karcher, as amended by the Amendment to Sublease dated
                  December 18, 1990 (Unit 207/725), filed as exhibit 10-66 to the Company's
                  Form 10-K Annual Report as amended for fiscal year ended January 27, 1992, and is hereby incorporated by reference.

        10-23     Sublease dated May 16, 1985 by and between Carl Karcher Enterprises, Inc.
                  and Carl Leo Karcher, as amended (Unit 206/724), filed as exhibit 10-67 to the Company's Form 10-K Annual Report as amended for fiscal year ended
                  January 27, 1992, and is hereby incorporated by reference.

        10-24     Sublease dated May 16, 1985 by and between Carl Karcher Enterprises, Inc.
                  and Carl Leo Karcher, as amended by the First Amendment to Sublease dated
                  April 24, 1987 (Unit 289/728), filed as exhibit 10-68 to the Company's Form
                  10-K Annual Report as amended for fiscal year ended January 27, 1992, and is hereby incorporated by reference.

        10-25     Franchise Agreement dated December 31, 1985 between Carl Karcher
                  Enterprises, Inc. and Carl Leo Karcher (Unit 456/768), filed as exhibit
                  10-69 to the Company's Form 10-K Annual Report as amended for fiscal year ended January 27, 1992, and is hereby incorporated by reference.

        10-26     Land and Building Sublease Agreement dated December 31, 1985 by and between
                  Carl Karcher Enterprises, Inc. and Carl Leo Karcher, filed as exhibit 10-71 to the Company's Form 10-K Annual Report as amended for fiscal year ended
                  January 27, 1992, and is hereby incorporated by reference.

        10-27     Franchise Agreement dated January 25, 1986 between Carl Karcher
                  Enterprises, Inc. and Carl Leo Karcher (Unit 188/769), filed as exhibit
                  10-72 to the Company's Form 10-K Annual Report as amended for fiscal year ended January 27, 1992, and is hereby incorporated by reference.

        10-28     Franchise Agreement dated January 25, 1986 by and between Carl Karcher
                  Enterprises, Inc. and Carl Leo Karcher (Unit 382/771), filed as exhibit
                  10-73 to the Company's Form 10-K Annual Report as amended for fiscal year ended January 27, 1992, and is hereby incorporated by reference.

        10-29     Franchise Agreement dated January 25, 1986 by and between Carl Karcher
                  Enterprises, Inc. and Carl Leo Karcher (Unit 342/770), filed as exhibit
                  10-74 to the Company's Form 10-K Annual Report as amended for fiscal year ended January 27, 1992, and is hereby incorporated by reference.

        10-30     Assignment of Franchise Agreement by Carl Leo Karcher to CLK, Inc. dated
                  March 3, 1987 (1489 Adams Avenue), filed as exhibit 10-75 to the Company's
                  Form 10-K Annual Report as amended for fiscal year ended January 27, 1992, and is hereby incorporated by reference.

        10-31     License Agreement dated January 27, 1987 by and between Carl Karcher
                  Enterprises, Inc. and CLK, Inc., as amended by the Amendment to License
                  Agreement dated October 10, 1990, filed as exhibit 10-76 to the Company's
                  Form 10-K Annual Report as amended for fiscal year ended January 27, 1992, and is hereby incorporated by reference.

        10-32     Continuing Guaranty dated January 27, 1987 executed by Carl Leo Karcher, filed as exhibit 10-77 to, the Company's Form 10-K Annual Report as amended for fiscal year ended January 27, 1992, and is hereby incorporated by reference.

        10-33     Franchise Agreement dated March 3, 1987 between Carl Karcher Enterprises,
                  Inc. and Carl Leo Karcher (1489 Adams Avenue), filed as exhibit 10-78 to the Company's Form 10-K Annual Report as amended for fiscal year ended
                  January 27, 1992, and is hereby incorporated by reference.

        10-34     Franchise Agreement dated July 6, 1987 by and between Carl Karcher
                  Enterprises, Inc. and Carl Leo Karcher (Varner Road), filed as exhibit
                  10-79 to the Company's Form 10-K Annual Report as amended for fiscal year ended January 27, 1992, and is hereby incorporated by reference.

        10-35     Assignment of Franchise Agreement by Carl Leo Karcher to CLK, Inc., General
                  Release and Continuing Guaranty each dated October 5, 1987, filed as exhibit 10-80 to the Company's Form 10-K Annual Report as amended for fiscal year ended January 27, 1992, and is hereby incorporated by reference.

        10-36     Lease Agreement dated September 25, 1987 between Carl Karcher Enterprises,
                  Inc. and Carl Leo Karcher, as amended by the Amendment to Lease dated
                  October 19, 1990 (Brawley), filed as exhibit 10-81 to the Company's Form
                  10-K Annual Report as amended for fiscal year ended January 27, 1992, and is hereby incorporated by reference.

        10-37     Sublease Agreement dated September 25, 1987 by and between Carl Karcher
                  Enterprises, Inc. and Carl Leo Karcher (Bullhead City), filed as exhibit
                  10-82 to the Company's Form 10-K Annual Report as amended for fiscal year ended January 27, 1992, and is hereby incorporated by reference.

        10-38     Agreement to Purchase dated October 27, 1987 by and between Carl Karcher
                  Enterprises, Inc. and Carl Leo Karcher (Unit 772), filed as exhibit 10-83 to the Company's Form 10-K Annual Report as amended for fiscal year ended
                  January 27, 1992, and is hereby incorporated by reference.

        10-39     Agreement to Purchase dated October 27, 1987 by and between Carl Karcher
                  Enterprises, Inc. and Carl Leo Karcher (Unit 482/794), filed as exhibit
                  10-84 to the Company's Form 10-K Annual Report as amended for fiscal year ended January 27, 1992, and is hereby incorporated by reference.

        10-40     Franchise Agreement dated October 27, 1987 between Carl Karcher
                  Enterprises, Inc. and Carl Leo Karcher (Unit 722), filed as exhibit 10-85 to the Company's Form 10-K Annual Report as amended for fiscal year ended
                  January 27, 1992, and is hereby incorporated by reference.

        10-41     Franchise Agreement dated October 27, 1987 between Carl Karcher
                  Enterprises, Inc. and Carl Leo Karcher (Unit 794), filed as exhibit 10-86 to the Company's Form 10-K Annual Report as amended for fiscal year ended
                  January 27, 1992, and is hereby incorporated by reference.

        10-42     Assignment of Franchise Agreement by Carl Leo Karcher to CLK, Inc., General
                  Release and Continuing Guaranty each dated October 27, 1987 (Brawley), filed as exhibit 10-87 to the Company's Form 10-K Annual Report as amended for fiscal year ended January 27, 1992, and is hereby incorporated by reference.

        10-43     Franchise Agreement dated June 14, 1988 between Carl Karcher Enterprises,
                  Inc. and Carl Leo Karcher (Bermuda Dunes), filed as exhibit 10-88 to the
                  Company's Form 10-K Annual Report as amended for fiscal year ended January
                  27, 1992, and is hereby incorporated by reference.

        10-44     Assignment of Franchise Agreement by Carl Leo Karcher to CLK, Inc., General
                  Release and Continuing Guaranty each dated August 1, 1988, filed as exhibit
                  10-89 to the Company's Form 10-K Annual Report as amended for fiscal year ended January 27, 1992, and is hereby incorporated by reference.

        10-45     Franchise Agreement dated June 26, 1989 between Carl Karcher Enterprises,
                  Inc. and Carl Leo Karcher (I-8 Business Loop), filed as exhibit 10-92 to the Company's Form 10-K Annual Report as amended for fiscal year ended
                  January 27, 1992, and is hereby incorporated by reference.

        10-46     Assignment of Franchise Agreement and Sublease Agreement by Carl Leo
                  Karcher to CLK, Inc. to CLK, Inc. and Continuing Guaranty each dated August
                  17, 1989 (Unit 730), filed as exhibit 10-93 to the Company's Form 10-K
                  Annual Report as amended for fiscal year ended January 27, 1992, and is hereby incorporated by reference.

        10-47     Assignment of Franchise Agreement and Lease Agreement by Carl Leo Karcher
                  to CLK, Inc. dated August 17, 1989 (Unit 726), filed as exhibit 10-94 to the Company's Form 10-K Annual Report as amended for fiscal year ended
                  January 27, 1992, and is hereby incorporated by reference.

        10-48     Assignment of Restaurant Franchise Agreement by Carl Leo Karcher to CLK,
                  Inc. dated November 28, 1989 (Rivera, Arizona), filed as exhibit 10-95 to the Company's Form 10-K Annual Report as amended for fiscal year ended
                  January 27, 1992, and is hereby incorporated by reference.

        10-49     Assignment of Restaurant Franchise Agreement by Carl Leo Karcher to CLK,
                  Inc. General Release and Continuing Guaranty each dated January 9, 1990
                  (I-8 Business Loop), filed as exhibit 10-96 to the Company's Form 10-K
                  Annual Report as amended for fiscal year ended January 27, 1992, and is hereby incorporated by reference.

        10-50     Conditional Assignment of Lease dated November 7, 1990 between CLK, Inc.
                  and Carl Karcher Enterprises, Inc. (Unit 770), filed as exhibit 10-97 to the Company's Form 10-K Annual Report as amended for fiscal year ended
                  January 27, 1992, and is hereby incorporated by reference.

        10-51     Conditional Assignment of Lease dated November 7, 1990 between CLK, Inc.
                  and Carl Karcher Enterprises, Inc. (Unit 771), filed as exhibit 10-98 to the Company's Form 10-K Annual Report as amended for fiscal year ended
                  January 27, 1992, and is hereby incorporated by reference.

        10-52     Franchise Agreement dated November 12, 1990 between Carl Karcher
                  Enterprises, Inc. and Carl Leo Karcher (Unit 873), filed as exhibit 10-99 to the Company's Form 10-K Annual Report as amended for fiscal year ended
                  January 27, 1992, and is hereby incorporated by reference.

        10-53     Assignment of Franchise Agreement by Carl Leo Karcher to CLK, Inc., Release
                  and Continuing Guaranty each dated November 13, 1990 (Unit 873), filed as exhibit 10-100 to the Company's Form 10-K Annual Report as amended for fiscal year ended January 27, 1992, and is hereby incorporated by reference.

        10-54     Conditional Assignment of Lease dated December 18, 1990 by and between CLK,
                  Inc. and Carl Karcher Enterprises, Inc. (Unit 726), filed as exhibit 10-101 to the Company's Form 10-K Annual Report as amended for fiscal year ended
                  January 27, 1992, and is hereby incorporated by reference.

        10-55     Development Agreement dated March 22, 1991 between Carl Karcher
                  Enterprises, Inc. and Carl Leo Karcher, filed as exhibit 10-102 to the
                  Company's Form 10-K Annual Report as amended for fiscal year ended January
                  27, 1992, and is hereby incorporated by reference.

        10-56     Assignment of Restaurant Franchise Agreement by Carl Leo Karcher to CLK,
                  Inc. Release and Continuing Guaranty each dated April 5, 1991, filed as exhibit 10-103 to the Company's Form 10-K Annual Report as amended for fiscal year ended January 27, 1992, and is hereby incorporated by reference.

        10-57     Franchise Development Agreement dated December 15, 1991 by and between Carl
                  Karcher Enterprises, Inc. and Carl Leo Karcher, as amended by the Amendment to Franchise Development Agreement dated December 17, 1991, filed as exhibit 10-104 to the Company's Form 10-K Annual Report as amended for fiscal year ended January 27, 1992, and is hereby incorporated by reference.

        10-58     Assignment of Franchise Development Agreement by Carl Leo Karcher to CLK,
                  Inc., Release and Continuing Guaranty each dated December 16, 1991, filed as exhibit 10-105 to the Company's Form 10-K Annual Report as amended for fiscal year ended January 27, 1992, and is hereby incorporated by reference.

        10-59     Franchise Agreement dated December 16, 1991 between Carl Karcher
                  Enterprises, Inc. and Carl Leo Karcher (Unit 7013/433), filed as exhibit
                  10-107 to the Company's Form 10-K Annual Report as amended for fiscal year ended January 27, 1992, and is hereby incorporated by reference.

        10-60     Assignment of Restaurant Franchise Agreement by Carl Leo Karcher to CLK,
                  Inc. Release and Continuing Guaranty each dated December 16, 1991, filed as exhibit 10-108 to the Company's Form 10-K Annual Report as amended for fiscal year ended January 27, 1992, and is hereby incorporated by reference.

        10-61     Sublease Agreement dated December 16, 1991 between Carl Karcher
                  Enterprises, Inc. and Carl Leo Karcher, as amended by the First Amendment to Sublease dated December 24, 1991, filed as exhibit 10-109 to the
                  Company's Form 10-K Annual Report as amended for fiscal year ended January
                  27, 1992, and is hereby incorporated by reference.

        10-62     Promissory Note executed by Carl Leo Karcher in favor of Carl Karcher
                  Enterprises, Inc, filed as exhibit 10-110 to the Company's Form 10-K Annual
                  Report as amended for fiscal year ended January 27, 1992, and is hereby incorporated by reference.

        10-63     Security Agreement dated December 16, 1991 between Carl Karcher
                  Enterprises, Inc. and Carl Leo Karcher (Unit 7013/433), filed as exhibit
                  10-111 to the Company's Form 10-K Annual Report as amended for fiscal year ended January 27, 1992, and is hereby incorporated by reference.

        10-64     Franchise Agreement dated January 10, 1992 between Carl Karcher
                  Enterprises, Inc. and Carl Leo Karcher (Havasu), filed as exhibit 10-112 to the Company's Form 10-K Annual Report as amended for fiscal year ended
                  January 27, 1992, and is hereby incorporated by reference.

        10-65     Assignment of Franchise Agreement by Carl Leo Karcher to CLK, Inc., Release
                  and Continuing Guaranty each dated January 10, 1992, filed as exhibit
                  10-113 to the Company's Form 10-K Annual Report as amended for fiscal year ended January 27, 1992, and is hereby incorporated by reference.

        10-66     Franchise Agreement dated January 20, 1992 between Carl Karcher
                  Enterprises, Inc. and Carl Leo Karcher (Unit 7038), filed as exhibit 10-114 to the Company's Form 10-K Annual Report as amended for fiscal year ended
                  January 27, 1992, and is hereby incorporated by reference.

        10-67     Assignment of Franchise Agreement by Carl Leo Karcher to CLK, Inc., Release
                  and Continuing Guaranty each dated January 20, 1992, filed as exhibit
                  10-115 to the Company's Form 10-K Annual Report as amended for fiscal year ended January 27, 1992, and is hereby incorporated by reference.

        10-68     Employment Agreement dated January 14, 1993 by and between Carl Karcher
                  Enterprises, Inc. and Donald E. Doyle, filed as exhibit 10-116 to the
                  Company's Form 10-K Annual Report for fiscal year ended January 25, 1993, and is hereby incorporated by reference.(2)

        10-69     Addendum to Employment Agreement dated January 14, 1993 by and between Carl
                  Karcher Enterprises, Inc. and Donald E. Doyle, filed as exhibit 10-117 to the Company's Form 10-K Annual Report for fiscal year ended January 25,
                  1993, and is hereby incorporated by reference.(2)

        10-70     Employment Agreement dated January 15, 1993 by and between Carl Karcher
                  Enterprises, Inc. and Loren C. Pannier, filed as exhibit 10-118 to the
                  Company's Form 10-K Annual Report for fiscal year ended January 25, 1993, and is hereby incorporated by reference.(2)

        10-71     Employment Agreement dated January 15, 1993 by and between Carl Karcher
                  Enterprises, Inc. and Rory J. Murphy, filed as exhibit 10-119 to the
                  Company's Form 10-K Annual Report for fiscal year ended January 25, 1993, and is hereby incorporated by reference.(2)

        10-72     Employment Agreement dated January 15, 1993 by and between Carl Karcher
                  Enterprises, Inc. and Richard C. Celio, filed as exhibit 10-120 to the
                  Company's Form 10-K Annual Report for fiscal year ended January 25, 1993, and is hereby incorporated by reference.(2)

        10-73     Employment Agreement dated January 15, 1993 by and between Carl Karcher
                  Enterprises, Inc. and Roger D. Shively, filed as exhibit 10-121 to the
                  Company's Form 10-K Annual Report for fiscal year ended January 25, 1993, and is hereby incorporated by reference.(2)
        10-74     Employment Agreement dated February 1, 1993 by and between Carl Karcher
                  Enterprises, Inc. and Kerry W. Coin, filed as exhibit 10-122 to the
                  Company's Form 10-K Annual Report for fiscal year ended January 25, 1993, and is hereby incorporated by reference.(2)
        10-75     Carl Karcher Enterprises, Inc. 1993 Employee Stock Incentive Plan, filed as exhibit 10-123 to the Company's Form 10-K Annual Report for fiscal year ended January 25, 1993, and is hereby incorporated by reference.(2)
        10-76     Amendment to Employment Agreement dated May 4, 1993 by and between Carl
                  Karcher Enterprises, Inc. and Donald E. Doyle, filed as exhibit 10-124 to the Company's Form 10-K Annual Report for fiscal year ended January 25,
                  1993, and is hereby incorporated by reference.(2)
        10-77     Amended and Restated Credit Agreement dated November 20, 1992, by and between Carl Karcher Enterprises, Inc. and Bank of America National Trust
                  and Savings Association.(1)
        10-78     Amendment No. 1 to Amended and Restated Credit Agreement dated April 28,
                  1993, by and between Carl Karcher Enterprises, Inc. and Bank of America
                  National Trust and Savings Association.(1)
        10-79     Amendment No. 2 to Amended and Restated Credit Agreement dated September
                  27, 1993, by and between Carl Karcher Enterprises, Inc. and Bank of America
                  National Trust and Savings Association.(1)
        10-80     Amendment No. 3 to Amended and Restated Credit Agreement dated December 15,
                  1993, by and between Carl Karcher Enterprises, Inc. and Bank of America
                  National Trust and Savings Association.(1)
        10-81     Amendment No. 4 to Amended and Restated Credit Agreement dated January 19,
                  1994, by and between Carl Karcher Enterprises, Inc. and Bank of America
                  National Trust and Savings Association.(1)
        10-82     Amendment No. 5 to Amended and Restated Credit Agreement dated March 15,
                  1994, by and between Carl Karcher Enterprises, Inc. and Bank of America
                  National Trust and Savings Association.(1)
        10-83     Purchase Agreement and Escrow Instructions dated February 8, 1993, by and between Carl Karcher Enterprises, Inc. and the Carl N. and Margaret M.
                  Karcher Trust.(1)
        10-84     First Amendment to Purchase Agreement dated November 1, 1993, by and between Carl Karcher Enterprises, Inc. and the Carl N. and Margaret M.
                  Karcher Trust.(1)
        10-85     Franchise Agreement dated April 7, 1993, between Carl Karcher Enterprises,
                  Inc. and Carl Leo Karcher (Unit 7085).(1)
        10-86     Assignment of Franchise Agreement by Carl Leo Karcher to CLK, Inc., Release
                  and Continuing Guaranty, each dated April 7, 1993.(1)
        10-87     Restricted Stock Agreement dated January 6, 1993, by and between Carl
                  Karcher Enterprises, Inc. and Donald E. Doyle.(1)(2)
        10-88     Employment Agreement dated April 27, 1993, by and between Carl Karcher
                  Enterprises, Inc. and Karen B. Eadon.(1)(2)
        10-89     Employment Agreement dated January 1, 1994, by and between Carl Karcher
                  Enterprises, Inc. and Carl N. Karcher.(1)(2)

        10-90     Form of Development and Franchise Agreement dated January 14, 1994, by and between Carl Karcher Enterprises, Inc. and Boston Chicken, Inc.(3)
        10-91     Addendum No. 1 to Boston Chicken, Inc. Franchise Agreement, by and between
                  Carl Karcher Enterprises, Inc. and Boston Chicken, Inc.(1)
        10-92     Addendum No. 1 to Boston Chicken, Inc. Area Development Agreement dated
                  January 14, 1994, by and between Carl Karcher Enterprises, Inc. and Boston
                  Chicken, Inc.(1)
        11-1      Computation of Earnings Per Share.(1)
        12-1      Computation of Ratios.(1)
        23-1      Consent of KPMG Peat Marwick.(1)

- - ---------------

(1) Filed herewith.

(2) A management contract or compensatory plan or arrangement required to be filed as an exhibit to this report pursuant to Item 14(c) of Form 10-K.

(3) Incorporated by reference to Exhibit 99 to Boston Chicken, Inc.'s Registration Statement on Form S-1, file No. 33-69256, filed by Boston Chicken, Inc. on September 22, 1993.